Form 10-K
period 1996-12-31
FREMONT FUND LTD PARTNERSHIP
filed 1997-04-25
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 1996
                                  --------------

                        Commission File number:  33-96292
                                  --------------

                        Fremont Fund, Limited Partnership
                       -----------------------------------
               (Exact name of registrant as specified in charter)

           Indiana                                   35-1949364
--------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                                     2990 W. 120
                                 Fremont, IN  46737
                           ------------------------------
                     (Address of principal executive offices)

                                  (219) 833-1306
                                  --------------
                           Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class.       Name of each exchange on which registered.
  --------------------       ------------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes [   ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sect 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of
filing.       None

                    DOCUMENTS INCORPORATED BY REFERENCE

Audited Financial Statements for Registrant dated February 19, 1997, filed with the United States Securities and Exchange Commission within 90 days of the year end December 31, 1996, at Registration No. 33-96292.

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 33-96292, particularly the Prospectus dated August 12, 1996, are incorporated by reference to Parts I, II, III, and IV.

                                 PART I

Item 1.  Business

On August 12, 1996, Registrant, through the efforts of its General Partner, commenced the sale of Limited Partnership Units at the price established by the General Partner of $1,000 per Unit. The Units were sold and continued to be offered through World Invest Corporation, a National Association of Securities Dealers, Inc. registered broker dealer. In November, 1996, upon the sale of a total of $600,000 in face amount of Units, the Registrant terminated the escrow established to collect the initial sales proceeds and commenced its principal business, the trading of commodities.

Mr. Michael Frischmeyer, a National Futures Association registered commodity trading advisor is the sole person authorized by the Registrant to select trades. Mr. Frischmeyer is paid a management fee of four percent (4%) of equity assigned to him to manage plus an incentive fee of fifteen percent (15%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the registrant. The partnership agreement is included in the registration statement and is incorporated herein by reference.

After the commencement of business, the sale of Limited Partnership Units were made and continue to be made at an offering price determined at the end of each month after consideration of all profits, losses and expenses incurred by the Partnership. As of February 28, 1997, the Registrant had sold 1,162 Units for a total aggregate offering price of $1,127,502, paid sales commissions of $67,650, and paid expenses of $61,992, for a total deposit to trading equity of $994,060. A total of $5,000,000 in face amount of Units have been registered.

None of the purchasers of Limited Partnership Units have a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership are sent to all purchasers of Units at the end of each month.

The General Partner provides its management services for a management fee of two percent (2%) per year payable at the rate of one-sixth of one percent (1/6th of 1%) per month.

Futures Investment Company, an introducing broker which is Affiliated with the General Partner provides all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for one percent (1%) of total equity per month [twelve percent (12%) per year] on deposit at The Chicago Corporation, the independent futures commission merchant selected by the General Partner to hold the funds of the partnership.

The business of the Partnership is regulated by the Commodity Futures Exchange Commission pursuant to the Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Partnership, see the Registration Statement for the partnership on file with the Securities and Exchange Commission at No. 33-96292, particularly the Prospectus dated August 12, 1996, which is incorporated herein by reference.

Item 2.  Properties

Registrant maintains the majority of its assets on deposit at The Chicago Corporation, 208 South LaSalle Street, Chicago, IL 60604. The Chicago Corporation is registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity futures commission merchant. The trading of commodities is highly speculative and the Registrant is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf of the commodity trading advisor in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, or any of its Affiliates, directors or officers. Neither the commodity trading advisor nor the commodity futures commission merchant selected by the Registrant have had any legal proceedings against them, any of its Affiliates, directors or officers which would materially effect the operation of the Registrant or its business.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters occurred during the partial calendar year from the break of escrow in November, 1996, to December 31, 1996, or to the date of filing of this Form
10-K which were submitted to or required a vote of the Partners.   All of the
day to day management of the Registrant is performed by its corporate General Partner. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                 PART II

Item 5.  Market for Registrant's Limited Partnership Units

The Partnership desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement requires a security holder to obtain the approval of the General Partner prior to the transfer of any Units of Partnership interest. Accordingly, there is no market for the Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Partnership has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Prospectus dated August 12, 1996, particularly the Partnership Agreement attached as Exhibit A, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

Registrant is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Partnership. See the Prospectus dated August 12, 1996, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partners capital account.

Following is a summary of certain financial information for the Registrant for the period from November 30, 1996, (inception) to December 31,1996.

1996
Realized Gains (Losses)                           $       (57)
Change in Unrealized Gains (Losses)
  on Open Contracts                                     17,861
Interest Income                                          6,259
Management Fees                                          4,492
Incentive Fees                                           1,716
Net Income (Loss)                                        6,899
General Partner Capital                                 25,154
Limited Partner Capital                                768,498
Total Partnership Capital                              793,652
Net Income (Loss) Per Limited and
  General Partner Unit*                                   7.65
Net Asset Value Per Unit At
  End of Year                                           880.53
----------------

* Based on weighted average units outstanding

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1996 reflect the absorption of these costs by the Partnership. In addition, the break of escrow in November did not allow sufficient time for the commodity trading advisor to fully invest the equity made available for trading to permit the Partnership the opportunity to produce profits to offset the start-up costs. Accordingly, the Net Asset Value Per Unit at the End of the Year was below the initial sales price of $1,000 per Unit. The General Partner expects the equity available for trading to be fully invested within the first quarter of 1997.

The Partnership Agreement grants the right to the General Partner to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Prospectus dated August 12, 1996, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 1996, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided at Pages F-1 through F-16 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with the accountants identified in Item 8 above or any other experts selected by the Partnership in regard to the Prospectus dated August 12, 1996, or the financial statements have occurred since the formation of the Partnership on October 13, 1994, to the date of filing of this Form 10-K.

The National Futures Association and the Commodity Futures Trading Commission adopted rules and regulations which changed the disclosures required of commodity pool operators during the years 1995 and 1996 which changed the method of presentation of the pool expenses in the Prospectus included in the Registration Statement from the date of the initial filing with the Securities and Exchange Commission to the effective date on August 12, 1996. Registrant used its best efforts to fully comply with all of these changes without objection to or from its accountants and other experts selected to make and audit these changes.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant is a Limited Partnership which acts through its corporate general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partner of the Registrant is Pacult Asset Management, Incorporated, a Delaware corporation. The General Partner is registered as a commodity pool operator pursuant to the Commodity Exchange Act and Ms. Shira Del Pacult, age 40, is its sole shareholder, director, registered principal, and executive officer. The background and qualifications of Ms. Pacult are disclosed in the Prospectus dated August 12, 1996, incorporated herein by reference. Ms. Pacult is also a registered representative with World Invest Corporation, the underwriter of the "best efforts" offering of the Units.

Neither the General Partner nor Ms. Pacult have any prior experience in the management of commodity pools.

Item 11.  Executive Compensation.

The Registrant pays its General Partner a management fee of two percent (2%) per year, payable monthly, to serve the Partnership in an executive capacity. All operating costs related to management of the Partnership, including compensation to Ms. Pacult, are paid from that management fee. The total paid to the General Partner during the year 1996 was $560. The total incurred, including unpaid amounts as of December 31, 1996, was $1,645.

Ms. Pacult also earns compensation from the sale of the Units through the selling broker and from the fixed commissions paid by the Partnership to the Affiliated introducing broker. The total compensation to Ms. Pacult is disclosed in the Prospectus dated August 12, 1996, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following partners own more than five percent (5%) of the total equity of the partnership.

Name                           Percentage Ownership
Ondine Partnership             11.95%

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of February 28, 1997, the General Partner owned 30.130838 Units of Limited Partnership interests.

(c) The Limited Partnership Agreement governs the terms upon which control of the Partnership may change. No change in ownership of the Units will, alone, determine the location of control. A vote of the limited partners is required to change the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. There were no changes in control of the Partnership from inception to the date of the filing of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. The Affiliated introducing broker is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Prospectus dated August 12, 1996, which is incorporated herein by reference.

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. Financial Statements

        See Index to Financial Statements for the period ended December 31,
        1996.

        The Financial Statements begin on page F-1.

(a)  2. Financial Schedules

        Not applicable, not required, or included in the Financial Statements.

(a)  3. Exhibits.

        Incorporated by reference from Form S-1, and all amendments at file No. 33-96292 previously filed with the Washington, D. C. office of the Securities and Exchange Commission, particularly, the Prospectus dated August 26, 1996.

Exhibit
Number    Description of Document                                               Date Filed

(1) - 01  Selling Agreement dated March 12, 1996, among the Partnership, the
          General Partner, and World Invest Corporation, the Broker/Dealer.     March 12, 1996
(2)       None
(3) - 01  Articles of Incorporation of the General Partner                      August 28, 1995
(3) - 02  By-Laws of the General Partner                                        August 28, 1995
(3) - 03  Board Resolution of General Partner to authorize formation of
          Indiana Limited Partnership                                           August 28, 1995
(3) - 04  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 15, 1996
          (included as Exhibit A to the Prospectus).                            July 17, 1996
(3) - 05  Indiana Secretary of State acknowledgment of filing of Certificate
          of Limited Partnership                                                April 11, 1996
(3) - 06  Certificate of Limited Partnership, Designation of Registered Agent
          and Certificate of Initial Capital filed with the Indiana Secretary
          of State on January 12, 1996                                          April 11, 1996
(4) - 01  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 15, 1996
          (included as Exhibit A to the Prospectus).                            July 17, 1996
(5) - 01  Opinion of The Scott Law Firm relating to the legality of the
          Partnership Units.                                                    August 28, 1995
(6)       Not Applicable
(7)       Not Applicable
(8) - 01  Opinion of The Scott Law Firm with respect to Federal income tax
          consequences.                                                         March 12, 1996
(9)       None
(10) - 01 Form of Advisory Agreement between the Partnership and the CTA
          (included as Exhibit F to the Prospectus)                             August 28, 1995
(10) - 02 Form of New Account Agreement between the Partnership and the FCM     March 12, 1996
(10) - 03 Form of Subscription Agreement and Power of Attorney
          (included as Exhibit D to the Prospectus).                            March 12, 1996
(10) - 04 Escrow Agreement among Escrow Agent, Underwriter, and the
          Partnership.  (included as Exhibit E to the Prospectus).              August 28, 1995
(10) - 05 Introducing Broker Clearing Agreement dated the 19th day of October,
          1995, by and between The Chicago Corporation as futures commission merchant (the "FCM") and Futures Investment Co. as introducing
          broker (the "IB")                                                     April 11, 1996
(11)      Not Applicable - start-up business
(12)      Not Applicable
(13)      Not Required
(14)      None
(15)      None
(16)      Not Applicable
(17)      Not Required
(18)      Not Required
(19)      Not Required
(20)      Not Required
(21)      None
(22)      Not Required
(23) - 01 Consent of Frank L. Sassetti & Co., Certified Public Accountants      August 5, 1996
(23) - 02 Consent of James Hepner, Certified Public Accountant                  August 28, 1995
(23) - 03 Consent of The Scott Law Firm.                                        August 5, 1996
(23) - 04 Consent of Michael J. Frischmeyer, CTA                                August 5, 1996
(23) - 05 Consent of World Invest Corporation                                   August 5, 1996
(23) - 06 Consent of Escrow Agent                                               August 28, 1995
(23) - 07 Consent of The Chicago Corporation                                    June 7, 1996
(24)      None
(25)      None
(26)      None
(27)      Not Applicable
(28)      Not Applicable
(99) - 01 Subordinated Loan Agreement for Equity Capital                        April 11, 1996
(99) - 02 Representative's Agreement between World Invest Corporation and
          Shira Del Pacult dated December 10, 1992                              June 7, 1996

(b)  Reports on Form 8-K:  none

(c)  Exhibits filed herewith:  none

(d) Financial Schedules filed herewith: not applicable, not required or included with the financial statements


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                             Fremont Fund, Limited Partnership
                                        By Pacult Asset Management, Inc.
                                        Its General Partner


Date:  April 23, 1997                   By:  s/ Ms. Shira Del Pacult
                                             Ms. Shira Del Pacult
                                             Sole Director, Sole Shareholder
                                             President and Treasurer

<F1>**************************************************************************

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                    FOR THE YEAR ENDED DECEMBER 31, 1996
                      (With Auditors' Report Thereon)











                             GENERAL PARTNER:
                       Pacult Asset Management, Inc.
                              2990 West 120
                         Fremont, Indiana  46737

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                    FOR THE YEAR ENDED DECEMBER 31, 1996


                              TABLE OF CONTENTS

Independent Auditors' Report                                    F1
Financial Statments -
  Balance Sheet                                                 F2

  Statement of Operations                                       F3

  Statement of Partners' Capital                                F4

  Statement of Cash Flows                                       F5

  Notes to Financial Statments                                F6 - F10

                           Frank L. Sassetti & Co.
                        Certified Public Accountants

To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana

                        INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Accountants:                               Frank L. Sassetti & Co.
                                           Certified Public Accountants


Date:  February 19, 1997                   By: s/ Frank L. Sassetti & Co.
                                               Frank L. Sassetti & Co.
                                               Certified Public Accountants

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                               BALANCE SHEET

                             DECEMBER 31, 1996

                                  ASSETS
Cash (Note 7)                                     $161,388
United States Treasury Obligations (Note 6)        362,652
Accrued interest receivable                          2,379
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    276,415
  Net unrealized gain on open commodity
    futures contracts (Note 8)                      17,889
Organization costs, net of amortization (Note 1)     2,135
                                                  --------
                                                  $822,858
                                                  ========

                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                     $ 14,062
  Accrued management and incentifve fees payable     3,550
  Accrued accounting fees payable                      734
  Due to general partner                            10,860
                                                   -------
        Total Liabilities                           29,206
                                                   -------

PARTNERS' CAPITAL
  Limited partners - (876.34 units)                768,498
  General partner - (25 unit)                       25,154
                                                   -------
                                                   793,652
                                                   -------
                                                  $822,858
                                                  ========

                 The accompanying notes are an integral part
                        of the financial statements

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1996

REVENUES
  Realized loss from trading on futures           $    (57)
  Realized gain on exchange rate fluctuation            28
  Changes in unrealized gains on open commodity
    futures contracts                               17,861
  Interest income                                    6,259
                                                   -------
                Total Revenues                      24,091
                                                   -------
EXPENSES
  Commissions                                        8,542
  Management and incentive fees                      6,209
  Professional accounting and legal fees             1,499
  Other operating and administrative expenses          637
  Amortization of organization costs                   305
                                                   -------
                Total Expenses                      17,192
                                                   -------

NET INCOME                                        $  6,899
                                                  ========
NET INCOME -
  Limited partnership unit                        $   7.65
                                                  ========
  General partnership unit                        $   7.65
                                                  ========

                 The accompanying notes are an integral part
                        of the financial statements

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                       STATEMENT OF PARTNERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 1996

                                 Limited           General             Total
                                 Partners          Partners      Partners' Equity
                              Amount   Units    Amount   Units    Amount   Units

Balance -
  December 31, 1995           $    963    1.00  $    963    1.00  $  1,926    2.00

Addition of
  899.34 units                 760,827  875.34    24,000   24.00   784,827  899.34

Net income                       6,708               191             6,899
                               ------- -------   ------- -------   ------- -------
Balance -
  December 31, 1996           $768,498  876.34  $ 25,154   25.00  $793,652  901.34
                              ======== =======  ======== =======  ======== =======

Value per unit at December 31, 1996                               $880.53
                                                                  =======
Total partnership units at
  December 31, 1996                                                901.34
                                                                  =======

                 The accompanying notes are an integral part
                        of the financial statements

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                          STATEMENT OF CASH FLOWS

                    FOR THE YEAR ENDED DECEMBER 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                         $   6,899
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Amortization of organization costs                   305
      Changes in operating assets and liabilities -
        Increase in Equity in Commodity Future
          Trading accounts                            (294,304)
        Increase in accrued interest receivable         (2,379)
        Increase in U. S. Treasury Obligations        (362,652)
        Increase in accrued commissions payable         14,062
        Increase in management and incentive fees
          payable                                        3,550
        Increase in accounting fees payable                734
        Increase in due to general partner              10,860
                                                      --------
             Net Cash Used in Operating Activities    (622,925)
                                                      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in organization costs                        (2,440)
                                                      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds from sale of units                    830,327
  Syndication and registration costs                   (45,500)
                                                      --------

             Net Cash Provided by
               Financing Activities                    784,827
                                                      --------

NET INCREASE IN CASH                                   159,462

CASH -
  Beginning of period                                    1,926
                                                      --------
  End of period                                      $ 161,388
                                                     =========

                 The accompanying notes are an integral part
                        of the financial statements

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The commodity trading advisor (CTA) is Michael J. Frischmeyer, who has the authority to trade so much of the Fund's equity as is allocated to him by the General Partner.

Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

Organizational Costs - Organizational costs are capitalized and amortized over twenty-four months on a straight line method starting when operations began, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized. Amortization expense of $305 was recorded for the year ended December 31, 1996.

Registration Costs - Costs incurred for the initial registration with the Securities and Exchange Commission, National Association of Securities Dealers, Inc., Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing. Recurring registration costs, if any, will be charged to expense as incurred.

Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the accompanying Balance Sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

Market value of commodity futures contracts is based upon exchange closing quotations.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the year ended December 31, 1996 since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents.


2.	GENERAL PARTNER DUTIES

The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.


3.	THE LIMITED PARTNERSHIP AGREEMENT

The Limited Partnership Agreement provides, among other things, that -

Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


3.	THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

Monthly Allocations - Any increase or decrease in the Partnership's net asset value as of the end of a month shall be credited or charged to the capital account of each Partner in the ratio that the balance of each account bears to the total balance of all accounts.

Any distribution from profits or partners' capital will be made solely at the discretion of the General Partner.

Allocation of Profit and Loss for Federal Income Tax Purposes -As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General partner and the Commodity Trading Advisor and each Partner's share of such items are includable in the Partner's personal income tax return.

Redemption - No partner may redeem or liquidate any Units until six months after the commencement of trading. A Limited Partner may withdraw any part or all of his units from the Partnership at the Net Asset Value per Unit as of the last day of any month on ten days prior written notice to the General Partner. A redemption fee payable to the Partnership of a percentage of the value of the redemption request bears the following schedule.

      4% if such request is received prior to the nineteenth day of the twelfth month after the commencement of trading.

      3% if such request is received during the next seven to twelve months.

      2% if such request is received during the next thirteen to eighteen months.

      1% if such request is received during the next nineteen to twenty-four months.

      0% thereafter.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


4.	FEES

The Fund is charged the following fees on a monthly basis since the commencement of trading on November 14, 1996.

 	A management fee of 4% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA and 2% of equity to the Fund's General Partner.

 	An incentive fee of 15% of "new trading profits" will be paid to the General Partner for payment to the CTA. "New trading profits" includes all income earned by the CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss.

 	The Fund will pay fixed commissions of 12% (annual rate) of net assets allocated to trading, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.


5.	REALIZED GAIN ON EXCHANGE RATE FLUCTUATIONS

The Fund is investing in certain foreign currency futures contracts. The difference in the exchange rates from the trade date to the end of the fiscal year is being recorded as a realized gain or loss on exchange rate fluctuation.


6.	PLEDGED ASSETS

The U. S. Treasury Obligations and cash in trading accounts are pledged as collateral for commodities trading on margin.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


7.	CONCENTRATIONS OF CREDIT RISK

The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.


8.	OFF BALANCE SHEET RISK

As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract of $3,891,594 on long positions and $180,775 on short positions.

Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity future contracts at December 31 was $17,889.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

To the best of my knowledge and belief, the information in this statement is accurate and complete.




                                            Shira Pacult
                                            President

                                            Pacult Asset Management, Inc.
                                            General Partner
                                            Fremont Fund, Limited Partnership