Form 10-Q
period 1996-09-30
FREMONT FUND LTD PARTNERSHIP
filed 1997-04-30
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number 33-96292

                      Fremont Fund, Limited Partnership
                      ---------------------------------
            (Exact Name of Registrant as Specified  in Its Charter)

Indiana                                               35-1949364
-------                                               ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

2990 W. 120, Fremont, IN                               46737
----------------------------------------               -----
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (219) 833-1505
------------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed, Since Last Report
No such changes occurred

     Indicate by check [X] whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No  [ ]

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

No change has occurred to the financial statements for the Registrant since the filing of Pre-effective Amendment No. 6 to Form S-1 at registration no. 33-96292 as the proceeds from the sale of Units have been deposited to Escrow pending the sale of the face amount of $600,000 of Units which will permit the General Partner of the Registrant to terminate the Escrow and commence business. The unaudited financial statements for the Registrant for the nine months ended September 30, 1996, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant commenced the sale of Units upon the effective date of the Prospectus on August 12, 1996, at the price established by the General Partner of $1,000 per Unit. The price per Unit has no relationship to an expected market value of the Units as no such market is expected to develop. No operations will commence until the face amount of $600,000 of Units is sold.

                         Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None    (b)  No reports on Form 8-K


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                             Fremont Fund, Limited Partnership
                                        By Pacult Asset Management, Inc.
                                        Its General Partner


Date:  April 23, 1997                   By:  s/ Ms. Shira Del Pacult
                                             Ms. Shira Del Pacult
                                             Sole Director, Sole
                                             Shareholder, President and
                                             Treasurer

<F1>********************************************************************

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (A Development Stage Enterprise)

                       UNAUDITED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996











                             GENERAL PARTNER:
                       Pacult Asset Management, Inc.
                              2990 West 120
                         Fremont, Indiana  46737

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (A Development Stage Enterprise)

                               BALANCE SHEET

                      	  AS OF SEPTEMBER 30, 1996

                                  ASSETS

                                        September 30,
                                        1996

Cash                                    $ 1,924
Organization costs (Note 1)              36,247
                                        -------

                                        $38,171


                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Due to general partner                $36,247



PARTNERS' CAPITAL
  Limited partners - (1 unit)
    Initial capital contribution          1,000
    Deficit accumulated during the
      development stage                     (38)

  General partner - (1 unit)
    Initial capital contribution          1,000
    Deficit accumulated during the
      development stage                     (38)
                                         -------
           Total Partners' Capital        1,924
                                         -------

                                        $38,171

                 The accompanying notes are an integral part
                        of the financial statements

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



                       Cumulative Period       Nine Months     Initial Period
                             Ended                Ended             Ended
                         September 30,        September 30,      December 31,
                             1996                 1996              1995
                       -----------------       -----------     --------------

REVENUES                   $                    $                $

                           __________           __________    __________


       Total Revenues      __________           __________    __________


EXPENSES
  Bank charges                    76                    2            74

                            ---------            ---------     ---------
        Total Expenses            76                    2            74


NET INCOME (LOSS)          $     (76)           $      (2)       $  (74)


NET INCOME (LOSS) -
  Limited partnership unit $     (38)           $      (1)       $  (37)

  General partnership unit $     (38)           $      (1)       $  (37)

                 The accompanying notes are an integral part
                        of the financial statements

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (A Development Stage Enterprise)

                       STATEMENT OF PARTNERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                              Total
                             Limited         General         Partners'
                             Partners        Partners         Equity
                         Amount   Units  Amount   Units   Amount   Units
Initial Partner Contribution  $1,000   1      $1,000   1       $2,000   2

Net loss - 1995                  (37)            (37)             (74)

Balance - December 31, 1995      963             963            1,926

Net loss - 1996                   (1)             (1)              (2)
                              -------         -------          -------
Balance - September 30, 1996  $  962          $  962           $1,924


Value per unit at December 31, 1995                              $963

Total partnership units at
  December 31, 1995                                                 2


Value per unit at September 30, 1996                             $962

Total partnership units at
  September 30, 1996                                                2

                 The accompanying notes are an integral part
                        of the financial statements

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (A Development Stage Enterprise)

                          STATEMENT OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  Cumulative Period       Nine Months     Initial Period
                        Ended                Ended             Ended
                    September 30,         September 30,     December 31,
                         1996                 1996              1995
                    ---------------       -----------     --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES -
  Net loss                 $  (76)              $   (2)          $  (74)

  Net Cash Used In
   Operating Activities    $  (76)              $   (2)          $  (74)

CASH FLOWS FROM INVESTING
 ACTIVITIES                ________             ________        ________

  Net Cash Provided By
   Investing Activities    ________             ________        ________

CASH FLOWS FROM FINANCING
 ACTIVITIES -
   Initial partner
    contributions           2,000               ________          2,000

  Net Cash Provided By
   Investing Activities     2,000               ________          2,000
NET INCREASE (DECREASE)
 IN CASH                    1,924                   (2)           1,926


CASH -
  Beginning of period      ________             1,926           ________

  End of period            $1,924               $1,924           $1,926

                 The accompanying notes are an integral part
                        of the financial statements

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Fremont Fund, Limited Partnership (the Fund) is a limited partnership engaged in the development stage. The Partnership was formed January 12, 1995. The Fund intends to raise a minimum of $600,000 and a maximum of 1996. $5,000,000 in capital from limited partners. Upon the raising of the minimum, the Fund will engage in speculative trading of futures and option contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The commodity trading advisor (CTA) is Michael J. Frischmeyer. He will have the authority to trade so much of the Fund's equity as is allocated to him by the General Partner. CPO and CTA are defined terms in the Commodity Exchange Act.

Income taxes:   In accordance with the generally accepted method of
presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

Organizational costs: Organizational costs will be capitalized and amortized over twenty-four months on a straight line method starting when operations begin, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized as of September 30, 1996 and December 31, 1995, respectively and no amortization expense was charged for either period.

Registration Costs: Costs incurred for the initial registration with the Securities and Exchange Commission, National Association of Securities Dealers, Inc., Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states, where the offering will be made, will be accumulated, deferred, and charged against the gross proceeds of the Offering at the Initial Closing. Recurring registration costs, if any, will be charged to expense as incurred.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


2.    FEES

The Fund will be charged the following fees on a monthly basis beginning when trading commences.

- A management fee of 4% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA and 2% of equity to the Fund's General Partner.

- An incentive fee of 15% of "new trading profits" will be paid to the General Partner for payment to the CTA. "New trading profits" includes all income earned by the CTA and expenses allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss.

- The Fund will pay fixed commissions of 12% (annual rate) of net assets allocated to trading, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all Pit Brokerage costs which shall include the NFA and exchange fees.

3.    STATEMENT OF OPERATIONS/DEVELOPMENT STAGE ACTIVITIES

No information other than bank service charges on the statements of operations has been presented because, as of September 30, 1996, the partnership has not commenced business to produce either income or expenses from operations.

As of September 30, 1996, the partnership is still in a development stage. It is in the process of trying to raise funding for speculative trading of future and option contracts in commodities.