Form 10-Q
period 1997-03-31
FREMONT FUND LTD PARTNERSHIP
filed 1997-05-16
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                       Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the three months ended March 31, 1997, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Registrant continues to sell Units of Limited Partnership interests. As of March 31, 1997, Registrant had sold 906.47 Units for a total face value of $1,042,907. As provided in the Form S-1 filing at Securities and Exchange Commission registration no. 33-96292, Registrant currently intends to sell at total face value of $5,000,000 in Units. There is no current market for the Units and none is expected to develop.

Registrant, during the quarter and expects to continue, pursuant to the terms of the Partnership Agreement, to trade the commodity markets through the services of the sole commodity trading advisor, Mr. Michael Frischmeyer.

                         Part II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item  2.  Changes in Securities

Registrant issued Units and Redeemed Units, as those terms are defined in the Partnership Agreement, during the quarter. As of March 31, 1997, the total number outstanding of General Partnership Units was 30.13 and of Limited Partnership Units was 876.34.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                     Fremont Fund, Limited Partnership
                                By Pacult Asset Management, Inc.
                                Its General Partner


Date: May 9, 1997                       By:  s/ Ms. Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President and Treasurer
<F1>**************************************************************************

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                       Unaudited Financial Statements
                    For the Quarter Ended March 31, 1997












                             GENERAL PARTNER:
                       Pacult Asset Management, Inc.
                              2990 West 120
                         Fremont, Indiana  46737

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                               BALANCE SHEET
                           AS OF MARCH 31, 1997

                                  ASSETS
                                                  3/31/97

Cash (Note 7)                                     $   91,328.76
United States Treasury Obligations (Note 6)          520,631.81
Accrued interest receivable                            6,520.63
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                      464,119.30
  Net unrealized gain on open commodity
    futures contracts (Note 8)                          (471.80)
Organization costs, net of amortization (Note 1)       1,839.78
                                                  -------------
                                                  $1,083,968.48
                                                  =============

                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                     $   14,684.06
  Accrued management and incentifve fees payable       8,302.79
  Accrued accounting fees payable                      3,952.43
  Due to general partner                              14,121.79
                                                   ------------
        Total Liabilities                             41,061.07
                                                   ------------

PARTNERS' CAPITAL
  Limited partners - (876.34 Units)               $1,017,005.39
  General partner - (30.13 Units)                     25,902.02
                                                   ------------
        Total Partners' Capital                    1,042,907.41
                                                   ------------

     Total Liabilities And Partners' Capital      $1,083,968.48
                                                  =============

                 The accompanying notes are an integral part
                        of the financial statements

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF OPERATIONS

                     FOR THE QUARTER ENDED MARCH 31, 1997

REVENUES
  Realized loss from trading on futures           $  16,966.88
  Realized gain on exchange rate fluctuation             20.98
  Changes in value of open commodity
    futures positions                               (20,116.70)
  Interest income                                    27,204.79
                                                   -----------
                Total Revenues                       24,075.95
                                                   -----------
EXPENSES
  Commissions                                        22,187.44
  Management and incentive fees                      11,794.14
  Professional accounting and legal fees              7,181.51
  Amortization of organization costs                    294.78
                                                   -----------
                Total Expenses                       41,457.87
                                                   -----------

NET LOSS                                          $ (17,381.92)
                                                  ============
NET INCOME -
  Limited partnership unit                        $     (14.32)
                                                  ============
  General partnership unit                        $     (14.32)
                                                  ============

                 The accompanying notes are an integral part
                        of the financial statements

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                       STATEMENT OF PARTNERS' EQUITY

                   FOR THE QUARTER ENDED MARCH 31, 1997

                            Limited                  General                     Total
                            Partners                 Partners             Partners' Equity
                      Amount         Units     Amount         Units     Amount          Units
Balance -
  December 31, 1996   $  768,498.00    876.34  $   25,154.00     25.00  $  793,652.00    901.34

Addition of
  311.83 Units           263,514.76    306.70       3,122.57      5.13     266,637.33    311.83

Net Loss                 (15,007.37)               (2,374.55)              (17,381.92)
                      -------------  --------  -------------  --------  -------------  --------
Balance -
  March 31, 1997      $1,017,005.39  1,183.04  $   25,902.02     30.13  $1,042,907.41  1,213.17
                      =============  ========  =============  ========  =============  ========



Value per unit at March 31, 1997                               $859.65
                                                               =======
Total partnership units at
  March 31, 1997                                               1213.17
                                                               =======

                 The accompanying notes are an integral part
                        of the financial statements

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                          STATEMENT OF CASH FLOWS

                   FOR THE QUARTER ENDED MARCH 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES -
  Net Loss                                           $  (17,381.92)
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Amortization of organization costs                    294.78
      Changes in operating assets and liabilities -
        Increase in Equity in Commodity Future
          Trading accounts                             (167,587.28)
        Increase in accrued interest receivable          (5,898.01)
        Increase in U. S. Treasury Obligations         (157,980.00)
        Increase in accrued commissions payable             622.37
        Increase in management and incentive fees
          payable                                         3,667.33
        Increase in accounting fees payable                 218.64
        Increase in due to general partner               14,121.79
                                                      ------------
             Net Cash Used in Operating Activities     (326,922.30)
                                                      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in organization costs                         (9,774.49)
                                                      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds from sale of units                     301,963.14
  Less Font End Load                                    (35,325.76)
                                                      ------------

             Net Cash Provided by
               Financing Activities                     266,637.38
                                                      ------------

NET DECREASE IN CASH                                    (70,059.41)

CASH -
  Beginning of period                                   161,388.17
                                                      ------------
  End of period                                      $   91,328.76
                                                     =============

                 The accompanying notes are an integral part
                        of the financial statements

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1997

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Fremont Fund, Limited Partnership (the Fund) is a limited partnership engaged in the development stage. The Partnership was formed January 12, 1995. The Fund intends to raise a minimum of $600,000 and a maximum of $5,000,000 in capital from limited partners. Upon the raising of the minimum, the Fund will engage in speculative trading of futures and option contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The commodity trading advisor (CTA) is Michael J. Frischmeyer. He will have the authority to trade so much of the Fund's equity as is allocated to him by the General Partner. CPO and CTA are defined terms in the Commodity Exchange Act. Income taxes: In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss. Organizational costs: Organizational costs will be capitalized and amortized over twenty-four months on a straight line method starting when operations begin, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized as of September 30, 1996 and December 31, 1995, respectively and no amortization expense was charged for either period. Registration Costs:
Costs incurred for the initial registration with the Securities and Exchange Commission, National Association of Securities Dealers, Inc., Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states, where the offering will be made, will be accumulated, deferred, and charged against the gross proceeds of the Offering at the Initial Closing. Recurring registration costs, if any, will be charged to expense as incurred.

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