Form 10-Q
period 1997-06-30
FREMONT FUND LTD PARTNERSHIP
filed 1997-08-14
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number ____________

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

                       Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the second quarter from March 31, 1997, and the six months, year to date, ended June 30, 1997, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Registrant sold Units of Limited Partnership interests from the end of the last reporting period on March 31, through May 7, 1997. On May 7, 1997, Registrant received notice from World Invest Corporation that for business reasons unrelated to the offering of Units in the Fund it had elected to cease operations as an National Association of Securities Dealers, Inc. ("NASD") registered broker dealer. The General Partner of the Registrant elected to suspend sales of the Units until such time as Futures Investment Company ("FIC"), its Affiliated, Commodity Futures Trading Commission registered Introducing Broker became registered as a NASD registered broker dealer.
FIC's registration with the NASD became effective on June 28, 1997, and sales of Units are expected to resume as quickly as other regulatory requirements have been completed.

As of June 30, 1997, Registrant had sold 1,266.46 Units for a total sales proceeds of $ 1,054,325.93. As provided in the Form S-1 filing at Securities and Exchange Commission registration no. 33-96292, as Amended by Post Effective Amendment Number 1 filed on June 30, 1997, Registrant currently intends to sell at total of $5,000,000 in Units. The Units, when sales are resumed, will be sold at the Net Asset Value per Unit as of the end of the
month in which subscriptions are received by the General Partner.   Purchasers
of Units must look solely to the redemption feature of the Partnership or for the General Partner, in its sole judgment, to elect to make distributions to
obtain a return of invested capital or appreciation, if any.   There is no
current market for the Units sold and none is expected to develop nor is the General Partner expected to make distributions.

During the past quarter and, in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of the commodity futures and options markets through the services of its sole commodity trading advisor, Mr. Michael Frischmeyer.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None    (b)  No reports on Form 8-K

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                     Fremont Fund, Limited Partnership
                                By Pacult Asset Management, Incorporated
                                Its General Partner


                                By:_s/_Shira_Del_Pacult____________
                                   Ms. Shira Del Pacult
                                   Sole Director, Sole Shareholder,
                                   President and Treasurer

Date:  August 13, 1997

<F1>**************************************************************************
                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                         Balance Sheet as of June 30, 1997
                                    (unaudited)

                                      ASSETS

                                                              6/30/97

        Cash        (Note 7)                                28,104.75
        United States Treasury Obligations  (Note 6)       910,910.97
        Accrued Interest Receivable                          6,210.83
        Equity in Commodity Futures Trading Accounts -
                Cash   (Note 6)                            144,233.30
                Net Unrealized Gain on Open Commodity
                   Futures Contracts   (Note 8)              6,153.06
        Organization Costs, Net of Amortization (Note 1)     1,341.70

                Total Assets                             1,096,954.61


                         LIABILITIES AND PARTNERS' EQUITY
Liabilities:
        Accrued Commissions Payable                          3,024.00
        Accrued Management and Incentive Fees               13,439.35
        Accrued Accounting Fees                              6,580.55
        Due to General Partner                              19,584.78

                        Total Liabilities                   42,628.68


Partners' Capital :
        Limited Partners - (1236.33 Units)               1,029,242.09
        General Partner   - ( 30.13 Units )                 25,083.84

                        Total Partners' Capital          1,054,325.93

                Total Liabilities And Partners' Capital  1,096,954.61


The accompanying notes are an integral part of the financial statements.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                              Statement of Operations
           for the Quarter Ended June 30, 1997 and Year to Date 1997
                                   (unaudited)

                                     ASSETS

                                                           2nd          YTD
                                                        Qtr, 1997       1997
REVENUES:
  Realized Gain From Trading on Futures                 (3,350.39)   13,616.49
  Changes in Value of Open Commodity Futures Positions   8,381.16   (11,735.54)
  Interest Income                                       13,035.81    23,032.63
  Redistribution of O&O Costs                            2,544.91    19,752.88
  Realized Gain from Exchange Fluctuations                   5.73        26.71

        Total Revenues                                  20,617.22    44,693.17

EXPENSES:
  Commissions                                           29,698.30    51,885.74
  Management and Incentive Fees                         15,177.46    26,971.60
  Professional Accounting and Legal Fees                 8,655.95    15,837.46
  Amortization of Organization Costs                       498.08       792.86

  Total Expenses                                        54,029.79    95,487.66

                  Net Loss                             (33,412.57)  (50,794.49)



  Net Loss :
          Per Limited Partnership Unit                     (26.38)      (40.11)
          Per General Partnership Unit                     (26.38)      (40.11)

  Value Per Unit at June 30, 1997                                      $835.73

  Total Partnership Units at June 30, 1997                            1,266.46


The accompanying notes are an integral part of the financial statements.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                              Statement of Cash Flows
           for the Quarter Ended June 30, 1997 and Year to Date 1997
                                   (unaudited)

                                     ASSETS
                                                           2nd          YTD
                                                        Qtr, 1997       1997
Cash Flows From Operating Activities:
  Net Loss                                             (33,412.57)  (50,794.49)
  Adjustments to Reconcile Net Loss to Cash:
           Amortization of Organization Costs              498.08       792.86
  Changes in Operating Assets and Liabilities:
          Increase in Futures Trading Accounts         311,504.84   143,917.56
          Increase in Accrued Interest Receivable        2,066.10    (3,831.91)
          Increase in U.S. Treasury Obligations       (390,279.16) (548,259.16)
          Increase in Mngt. & Incentive Fees Payable     5,136.56     8,803.89
          Decrease in Accounting Fees Payable             (371.88)     (153.24)
          Increase in Accrued Commissions Payable        4,900.71    14,313.08
          Decrease in Sales Commissions Payable              0.00    (5,766.00)
          Increase in Audit Fees Payable                 3,000.00     6,000.00
          Decrease in Due to General Partner           (11,097.78)        0.01

          Net Cash Used in Operating Activities       (108,055.10) (434,977.40)

  Cash Flows From Investing Activities:
          Decrease in Organization Costs Payable             0.00    (9,774.49)

  Cash Flows From Financing Activities:
          Gross Proceeds From Sale of Units             50,400.00   352,363.14
          Less Front End Load                           (5,568.91)  (40,894.67)

          Net Cash Provided by
             Financing Activities                       44,831.09   311,468.47

  Net Decrease in Cash                                 (63,224.01) (133,283.42)

  Cash:
          Beginning of Period                           91,328.76   161,388.17
          End of Period                                 28,104.75    28,104.75

The accompanying notes are an integral part of the financial statements.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                        for the Period Ended June 30, 1997
                                   (unaudited)


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

        Market value of commodity futures contracts is based upon exchange or other applicable market best available closing quotations.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                        for the Period Ended June 30, 1997
                                   (unaudited)

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

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                        for the Period Ended June 30, 1997
                                   (unaudited)


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

        Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General partner and the Commodity Trading Advisor and each Partner's share of such items are includable in the Partner's personal income tax return.

        Redemption - No partner may redeem or liquidate any Units until after
the lapse of six months from the date of the investment.   Thereafter, a
Limited Partner may withdraw, subject to certain restrictions, any part or all of his Units from the Partnership at the Net Asset Value per Unit on the last day of any month on ten days prior written request to the General Partner. A redemption fee payable to the Partnership of a percentage of the value of the redemption request is charged during the first 24 months of investment pursuant to the following schedule:

                 4% if such request is received ten days prior to the last trading day of the month in which the redemption is to be effective the sixth month after the date of the investment in the Fund.

                 3% if such request is received during the next seven to twelve months after the investment.

                 2% if such request is received during the next thirteen to eighteen months.

                 1% if such request is received during the next nineteen to twenty-four months.

                 0%,  thereafter.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                        for the Period Ended June 30, 1997
                                   (unaudited)


4.        FEES

                 The Fund is charged the following fees on a monthly basis since the commencement of trading on November 14, 1996.

                 A management fee of 4% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA and 2% of equity to the Fund's General Partner.

                 An incentive fee of 15% of "new trading profits" will be paid to the CTA. "New trading profits" includes all income earned by the CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss.

                 The Fund will pay fixed commissions of 12% (annual rate) of net assets, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.


5.        REALIZED GAIN ON EXCHANGE RATE FLUCTUATIONS

                        The Fund is investing in certain foreign currency futures contracts. The difference in the exchange rates from the trade date to the end of the fiscal year is being recorded as a realized gain or loss on exchange rate fluctuation. The valuations are at published or best available contract market prices as of the close on the last trading day of the period.


6.        PLEDGED ASSETS

                        The U. S. Treasury Obligations and cash in trading accounts are pledged as collateral for commodities trading on margin.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                        for the Period Ended June 30, 1997
                                   (unaudited)


7.        CONCENTRATIONS OF CREDIT RISK

                        The Fund maintains a substantial portion of its cash balances at The Chicago Corporation, the futures commission merchant where the commodity trading advisor places trades pursuant to the terms of the account documents and the power of attorney granted to the commodity trading advisor. These balances may, at times, exceed federally insured credit limits and also be subject to unilateral retention by the futures commission merchant in the event of a dispute.


8.        OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures an option contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at the end of the reporting period. On June 30, 1997, open commodity contracts had a gross contract value of $______________ on long positions and $________________ on short positions.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity future contracts at June 30, 1997, was $______________.