Form 10-Q
period 1997-09-30
FREMONT FUND LTD PARTNERSHIP
filed 1997-11-14
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number ____33-96292______

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

                    Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter from June 30, 1997, and the nine months, year to date, ended September 30, 1997, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Registrant received notice from its certified public accounting firm which conducts its audits that the growth of its Securities and Exchange Commission related business had not grown sufficiently to justify the additional expense of compliance with the industry and insurance imposed requirements. Registrant has elected to continue the suspension of the sale of Units until the issue of what accounting firm will conduct its 1997 year end audit is resolved.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None    (b)  No reports on Form 8-K

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                               Fremont Fund, Limited Partnership
                                          By Pacult Asset Management, Inc.
                                          Its General Partner



                                          By:_s/ Shira Del Pacult__________
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder,
                                          President and Treasurer

Date:      11-12-97

<F1>**************************************************************************
                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                      Balance Sheet as of September 30, 1997
                                    (unaudited)

                                      ASSETS

                                                              9/30/97

        Cash        (Note 7)                                30,419.29
        United States Treasury Obligations  (Note 6)       897,670.87
        Accrued Interest Receivable                         14,951.06
        Equity in Commodity Futures Trading Accounts -
                Cash   (Note 6)                            103,073.32
                Net Unrealized Gain on Open Commodity
                   Futures Contracts   (Note 8)             (1,298.52)
        Organization Costs, Net of Amortization (Note 1)     1,019.33

                Total Assets                             1,045,835.35


                         LIABILITIES AND PARTNERS' EQUITY
Liabilities:
        Accrued Commissions Payable                          3,024.00
        Accrued Management and Incentive Fees               11,897.35
        Accrued Accounting Fees                              6,747.66
        Due to General Partner                               9,043.52

                        Total Liabilities                   30,712.53


Partners' Capital :
        Limited Partners - (1236.33 Units)                 990,971.67
        General Partner   - ( 30.13 Units )                 24,151.15

                        Total Partners' Capital          1,015,122.82

                Total Liabilities And Partners' Capital  1,045,835.35


   The accompanying notes are an integral part of the financial statements.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                              Statement of Operations
                      Balance Sheet as of September 30, 1997
                                   (unaudited)

                                     ASSETS

                                                           3rd          YTD
                                                        Qtr, 1997       1997
REVENUES:
  Realized Gain From Trading on Futures                 (6,941.69)    6,674.80
  Changes in Value of Open Commodity Futures Positions   9,585.92    (2,149.62)
  Interest Income                                       13,601.85    36,634.78
  Redistribution of O&O Costs                                0.00    19,752.88
  Realized Gain from Exchange Fluctuations                  61.18        87.89

        Total Revenues                                  16,307.26    61,000.73

EXPENSES:
  Commissions                                           30,588.85    82,474.59
  Management and Incentive Fees                         15,400.24    42,371.84
  Professional Accounting and Legal Fees                 9,198.91    25,036.37
  Amortization of Organization Costs                       322.37     1,115.23

  Total Expenses                                        55,510.37   150,998.03

                  Net Loss                             (39,203.11)  (89,997.30)



  Net Loss :
          Per Limited Partnership Unit                     (30.95)      (71.06)
          Per General Partnership Unit                     (30.95)      (71.06)

  Value Per Unit at September 30, 1997                                 $801.00

  Total Partnership Units at September 30, 1997                       1,266.46


   The accompanying notes are an integral part of the financial statements.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                     for the Period Ended September 30, 1997
                                   (unaudited)


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

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                     for the Period Ended September 30, 1997
                                   (unaudited)

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

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                     for the Period Ended September 30, 1997
                                   (unaudited)


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

      Redemption - No partner may redeem or liquidate any Units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his Units from the Partnership at the Net Asset Value per Unit on the last day of any month on ten days prior written request to the General Partner. A redemption fee payable to the Partnership of a percentage of the value of the redemption request is charged during the first 24 months of investment pursuant to the following schedule:

            * 4% if such request is received ten days prior to the last trading day of the month in which the redemption is to be effective the sixth month after the date of the investment in the Fund.

            * 3% if such request is received during the next seven to twelve months after the investment.

            * 2% if such request is received during the next thirteen to eighteen months.

            * 1% if such request is received during the next nineteen to twenty-four months.

            *      0%,  thereafter.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                     for the Period Ended September 30, 1997
                                   (unaudited)


4.      FEES

                        The Fund is charged the following fees on a monthly basis since the commencement of trading on November 14, 1996.

            * A management fee of 4% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to the CTA and 2% of equity to the Fund's General Partner.

            * An incentive fee of 15% of "new trading profits" will be paid to the CTA. "New trading profits" includes all income earned by the CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss.

            * The Fund will pay fixed commissions of 12% (annual rate) of net assets, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.


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

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                     for the Period Ended September 30, 1997
                                   (unaudited)


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


8.      OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures on option contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at the end of the reporting period. The Fund computes the gross contract values on open commodity contracts as of December 31 of each year for inclusion in the annual audited reports.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The Fund also computes unrealized gain on open commodity future contracts as of December 31 each year.