Form 10-K
period 1997-12-31
FREMONT FUND LTD PARTNERSHIP
filed 1998-04-15
CIK 1000181

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 1997
                                  --------------

                        Commission File number:  33-96292
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

                                  (219) 833-1306
                                  --------------
                           Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class.       Name of each exchange on which registered.
  --------------------       ------------------------------------------
  None                       None

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

There is no market for the Units of Partnership interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

                       Documents Incorporated by Reference

Audited Financial Statements for Registrant dated April ____, 1997, filed with the United States Securities and Exchange Commission within 90 days, as extended by 15 days, of the year end December 31, 1996, at Registration No. 33-96292. [The audited financial statements have been delayed because of the commitments of Durland & Company which are unrelated to the Fund]. Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 33-96292, particularly the Prospectus dated August 12, 1996, and Post Effective Amendment No. 1 are incorporated by reference to Parts I, II, III, and IV.

                                     PART I

Item 1.  Business

On August 12, 1996, Registrant, through the efforts of its General Partner, commenced the sale of Limited Partnership Units at the price established by the General Partner of $1,000 per Unit. The Units were sold and continued to be offered through World Invest Corporation, a National Association of Securities Dealers, Inc. registered broker dealer. In November, 1996, upon the sale of a total of $600,000 in face amount of Units, the Registrant terminated the escrow established to collect the initial sales proceeds and
commenced its principal business, the trading of commodities.   It is
presently engaged in the trade of trade commodities and expects that activity to be continuos.

Mr. Michael Frischmeyer, a National Futures Association registered commodity trading advisor is the sole person authorized by the Registrant to select trades. Mr. Frischmeyer is paid a management fee of four percent (4%) of equity assigned to him to manage plus an incentive fee of fifteen percent (15%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the registrant. The partnership agreement is included as Exhibit A to the registration statement and is incorporated herein by reference.

After the commencement of business, the sale of Limited Partnership Units were made and continue to be made at an offering price determined at the end of each month after consideration of all profits, losses and expenses incurred by the Partnership. In April of 1997, sales of Units were suspended because the broker dealer selected to make the sales elected, for reasons unrelated to the Fund, to leave the broker dealer business. The Fund has selected Futures Investment Company an NASD member broker dealer affiliated with the principal of the General Partner as the successor broker dealer. Sales of Units are expected to resume in the near future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters occurred during the partial calendar year from the break of escrow in November, 1996, to December 31, 1997, or to the date of filing of this Form
10-K which were submitted to or required a vote of the Partners.   All of the
day to day management of the Registrant is performed by its corporate General Partner. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

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

The Partnership has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Prospectus dated August 12, 1996, and the Post Effective Amendment No. 1 particularly the Partnership Agreement attached as Exhibit A, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

Registrant is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Partnership. See the Prospectus dated August 12, 1996, and Post Effective Amendment No. 1 incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partners capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, to December 31,1997. [The selected financial data has been submitted to the auditors for review but was not released on the date of this filing-The Fund will release the information as soon as it is available.]


                                                                1997
Realized Gains (Losses) .................................... $
Change in Unrealized Gains (Losses)
  on Open Contracts ........................................
Interest Income ............................................
Management Fees ............................................
Incentive Fees .............................................
Net Income (Loss) ..........................................
General Partner Capital ....................................
Limited Partner Capital ....................................
Total Partnership Capital ..................................
Net Income (Loss) Per Limited and
  General Partner Unit* ....................................
Net Asset Value Per Unit At
  End of Year ..............................................
----------------
* Based on weighted average units outstanding

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1996 reflected the absorption of these costs by the Partnership.

The Partnership Agreement grants the right to the General Partner to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Prospectus dated August 12, 1996, incorporated by reference herein, for an explanation of the operation of the Partnership.
For reasons unrelated to the Partnership, Frank L. Sassetti, & Co. elected to stop of the audit of SEC clients. The general partner retained Durland & Co., Certified Public Accountants, 340 Royal Palm Way, Suite 201, Palm Beach, FL 33480, to conduct the audit of the Partnership and its General Partner for the year ended December 31, 1997.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 1997, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Durland & Co., Certified Public Accountants, 340 Royal Palm Way, Suite 201, Palm Beach, FL 33480, were sent to each Partner, and are incorporated herein by reference and are provided at Pages F-1 through F-____ of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with the accountants identified in Item 8 above or any other experts selected by the Partnership in regard to the Prospectus dated August 12, 1996, the Post Effective Amendment No. 1, or the financial statements have occurred since the formation of the Partnership on October 13, 1994, to the date of filing of this Form 10-K.

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

The General Partner of the Registrant is Pacult Asset Management, Incorporated, a Delaware corporation. The General Partner is registered as a commodity pool operator pursuant to the Commodity Exchange Act and Ms. Shira Del Pacult, age 41, is its sole shareholder, director, registered principal, and executive officer. The background and qualifications of Ms. Pacult are disclosed in the Prospectus dated August 12, 1996, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which will serve as underwriter of the "best efforts" offering of the Units once sales are resumed.

Neither the General Partner nor Ms. Pacult have any prior experience in the management of commodity pools.

Item 11.  Executive Compensation.

The Registrant pays its General Partner a management fee of two percent (2%) per year, payable monthly, to serve the Partnership in an executive capacity. All operating costs related to management of the Partnership, including compensation to Ms. Pacult, are paid from that management fee. The total paid to the General Partner during the year 1997 was $___________. The total incurred, including unpaid amounts as of December 31, 1996, was $____________. Ms. Pacult also earns compensation from the sale of the Units through the Affiliated selling broker and from the fixed commissions paid by the Partnership to the Affiliated introducing broker. The amounts to be paid to the affiliated companies which results in compensation to Ms. Pacult is disclosed in the Prospectus dated August 12, 1996, as amended by Post Effective Amendment No. 1 which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following partners own more than five percent (5%) of the total equity of the partnership.

Name                                                Percentage Ownership
Ondine Partnership                                        11.95%

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of April 1, 1998, the General Partner owned
30.130838 Units of Limited Partnership interests.

(c) The Limited Partnership Agreement governs the terms upon which control of the Partnership may change. No change in ownership of the Units will, alone, determine the location of control. A vote of the limited partners is required to change the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. There were no changes in control of the Partnership from inception of operations to the date of the filing of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. The Affiliated introducing broker is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Prospectus dated August 12, 1996, as amended by Post Effective Amendment No. 1 which is incorporated herein by reference.

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

       See Index to Financial Statements for the period ended December 31,
       1997.

       The Financial Statements begin on page F-1.

(b) 2. Financial Schedules

       Not applicable, not required, or included in the Financial Statements.

(c) 3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 33-96292 previously filed with the Washington, D. C. office of the Securities and Exchange Commission, particularly, the Prospectus dated August 26, 1996, and Post Effective Amendment No. 1.

Exhibit
Number    Description of Document                                               Date Filed

(1) - 01  Selling Agreement dated March 12, 1996, among the Partnership, the
          General Partner, and World Invest Corporation, the Broker/Dealer.     March 12, 1996
(1)-02	 Selling Agreement dated July 22, 1997, among the partnership, the
          General Partner and Futures Investment Company, the Broker/Dealer     July 28, 1997
(2)       None
(3) - 01  Articles of Incorporation of the General Partner                      August 28, 1995
(3) - 02  By-Laws of the General Partner                                        August 28, 1995
(3) - 03  Board Resolution of General Partner to authorize formation of
          Indiana Limited Partnership                                           August 28, 1995
(3) - 04  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 12, 1996
          (included as Exhibit A to the Prospectus).                            April 11, 1996
(3) - 05  Indiana Secretary of State acknowledgment of filing of Certificate
          of Limited Partnership                                                April 11, 1996
(3) - 06  Certificate of Limited Partnership, Designation of Registered Agent
          and Certificate of Initial Capital filed with the Indiana Secretary
          of State on January 12, 1996                                          April 11, 1996
(4) - 01  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 15, 1996
          (included as Exhibit A to the Prospectus).                            April 11, 1996
(5) - 01  Opinion of The Scott Law Firm relating to the legality of the
          Partnership Units.                                                    August 28, 1995
(6)       Not Applicable
(7)       Not Applicable
(8) - 01  Opinion of The Scott Law Firm with respect to Federal income tax
          consequences.                                                         March 12, 1996
(9)       None
(10) - 01 Form of Advisory Agreement between the Partnership and the CTA
          (included as Exhibit F to the Prospectus)                             August 28, 1995
(10) - 02 Form of New Account Agreement between the Partnership and the FCM     March 12, 1996
(10) - 03 Form of Subscription Agreement and Power of Attorney
          (included as Exhibit D to the Prospectus).                            March 12, 1996
(10) - 04 Escrow Agreement among Escrow Agent, Underwriter, and the
          Partnership.  (included as Exhibit E to the Prospectus).              August 28, 1995
(10) - 05 Introducing Broker Clearing Agreement dated the 19th day of October,
          1995, by and between The Chicago Corporation as futures commission merchant (the "FCM") and Futures Investment Co. as introducing
          broker (the "IB")                                                     April 11, 1996
(11)      Not Applicable - start-up business
(12)      Not Applicable
(13)      Not Required
(14)      None
(15)      None
(16)      Not Applicable
(17)      Not Required
(18)      Not Required
(19)      Not Required
(20)      Not Required
(21)      None
(22)      Not Required
(23) - 01 Consent of Frank L. Sassetti & Co., Certified Public Accountants      August 5, 1996
(23) - 02 Consent of James Hepner, Certified Public Accountant                  August 28, 1995
(23) - 03 Consent of The Scott Law Firm.                                        August 5, 1996
(23) - 04 Consent of Michael J. Frischmeyer, CTA                                August 5, 1996
(23) - 05 Consent of World Invest Corporation                                   August 5, 1996
(23) - 06 Consent of Escrow Agent                                               August 28, 1995
(23) - 07 Consent of The Chicago Corporation                                    June 7, 1996
(22) - 08 Consent of Futures Investment Company                                 July 28, 1997
(23) - 09 Consent of Durland & Company                                          To be supplied
(24)      None
(25)      None
(26)      None
(27)      Not Applicable
(28)      Not Applicable
(99) - 01 Subordinated Loan Agreement for Equity Capital                        April 11, 1996
(99) - 02 Representative's Agreement between World Invest Corporation and
          Shira Del Pacult dated December 10, 1992                              June 7, 1996
(99) - 03 New Account Form for Futures Investment Company                       July 28, 1997
(99) - 04 Representative Agreement between Futures Investment Company and
          Ms. Shira Del Pacult dated July 28, 1998                              To be supplied

(d) Reports on Form 8-K:  none

(e) Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Fremont Fund, Limited Partnership
                                    By Pacult Asset Management, Inc.
                                    Its General Partner


Date: April 15, 1998                By: s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder
                                        President and Treasurer