Form 10-K/A
period 1997-12-31
FREMONT FUND LTD PARTNERSHIP
filed 1998-06-17
CIK 1000181

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

                                  5916 N. 300 West
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

                       Documents Incorporated by Reference

Audited Financial Statements for Registrant dated June 17, 1997, filed with the United States Securities and Exchange Commission at Registration No. 33-96292 and attached to this document. [The audited financial statements were delayed because of the commitments of Durland & Company which are unrelated to the Fund]. Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 33-96292, particularly the Prospectus dated August 12, 1996, and Post Effective Amendment No. 2 are incorporated by reference to Parts I, II, III, and IV.

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

After the commencement of business, the sale of Limited Partnership Units were made and continue to be made at an offering price determined at the end of each month after consideration of all profits, losses and expenses incurred by the Partnership. In April of 1997, sales of Units were suspended because the broker dealer selected to make the sales elected, for reasons unrelated to the Fund, to leave the broker dealer business. The Fund has selected Futures Investment Company, an NASD member broker dealer affiliated with the principal of the General Partner, as the successor broker dealer. Sales of Units are expected to resume in the near future.

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

The Partnership has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Prospectus dated August 12, 1996, and the Post Effective Amendment No. 2 particularly the Partnership Agreement attached as Exhibit A, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

Registrant is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Partnership. See the Prospectus dated August 12, 1996, and Post Effective Amendment No. 2 incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partners capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, to December 31, 1997.

                                                                1997
Realized Gains (Losses) .................................... $23,081
Change in Unrealized Gains (Losses)
  on Open Contracts ........................................ (20,769)
Interest Income ............................................  49,620
Management Fees ............................................  57,264
Incentive Fees .............................................
Net Income (Loss) ..........................................(146,893)
General Partner Capital ....................................  22,174
Limited Partner Capital .................................... 932,082
Total Partnership Capital .................................. 954,256
Net Income (Loss) Per Limited and
  General Partner Unit* .................................... (119.19)
Net Asset Value Per Unit At
  End of Year ..............................................  774.26
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

The Partnership Agreement grants the right to the General Partner to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Prospectus dated August 12, 1996, incorporated by reference herein, for an explanation of the operation of the Partnership.
For reasons unrelated to the Partnership, Frank L. Sassetti & Co. elected to stop the audit of SEC clients. The general partner retained Durland & Co., Certified Public Accountants, 340 Royal Palm Way, Suite 201, Palm Beach, FL 33480, to conduct the audit of the Partnership and its General Partner for the year ended December 31, 1997. However, for reasons unrelated to the Partnership, Durland & Co. was unable to complete the Partnership audit.
The Partnerhsip was able to re-retain Frank L. Sassetti & Co. to perform the audit for the year ended December 31, 1997.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 1997, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., 611 W. North Ave., Oak Park, Illinois 60302, were sent to each Partner, and are incorporated herein by reference and are provided at Pages F-1 through F-10 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with the accountants identified in Item 8 above or any other experts selected by the Partnership in regard to the Prospectus dated August 12, 1996, the Post Effective Amendment No. 2, or the financial statements have occurred since the formation of the Partnership on October 13, 1994, to the date of filing of this Form 10-K.

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

Item 11.  Executive Compensation.

The Registrant pays its General Partner a management fee of two percent (2%) per year, payable monthly, to serve the Partnership in an executive capacity. All operating costs related to management of the Partnership, including compensation to Ms. Pacult, are paid from that management fee. The total paid to the General Partner during the year 1997 was $6,544. The total incurred, including unpaid amounts as of December 31, 1996, was $1,834.
Ms. Pacult also earns compensation from the sale of the Units through the Affiliated selling broker and from the fixed commissions paid by the Partnership to the Affiliated introducing broker. The amounts to be paid to the affiliated companies which results in compensation to Ms. Pacult is disclosed in the Prospectus dated August 12, 1996, as amended by Post Effective Amendment No. 2 which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following partners own more than five percent (5%) of the total equity of the partnership.

Name                                                Percentage Ownership
Ondine Partnership                                        11.95%

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of June 8, 1998, the General Partner owned
25 Units of Limited Partnership interests.

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

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. The Affiliated introducing broker is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Prospectus dated August 12, 1996, as amended by Post Effective Amendment No. 2 which is incorporated herein by reference.

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

       See Index to Financial Statements for the period ended December 31,
       1997.

       The Financial Statements begin on page F-1.

(b) 2. Financial Schedules

       Not applicable, not required, or included in the Financial Statements.

(c) 3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 33-96292 previously filed with the Washington, D. C. office of the Securities and Exchange Commission, particularly, the Prospectus dated August 12, 1996, and Post Effective Amendment No. 2.

Exhibit
Number    Description of Document                                               Date Filed

(1) - 01  Selling Agreement dated March 12, 1996, among the Partnership, the
          General Partner, and World Invest Corporation, the Broker/Dealer.     March 12, 1996
(1)-02	 Selling Agreement dated July 22, 1997, among the partnership, the
          General Partner and Futures Investment Company, the Broker/Dealer     July 28, 1997
(2)       None
(3) - 01  Articles of Incorporation of the General Partner                      August 28, 1995
(3) - 02  By-Laws of the General Partner                                        August 28, 1995
(3) - 03  Board Resolution of General Partner to authorize formation of
          Indiana Limited Partnership                                           August 28, 1995
(3) - 04  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 12, 1996
          (included as Exhibit A to the Prospectus).                            April 11, 1996
(3) - 05  Indiana Secretary of State acknowledgment of filing of Certificate
          of Limited Partnership                                                April 11, 1996
(3) - 06  Certificate of Limited Partnership, Designation of Registered Agent
          and Certificate of Initial Capital filed with the Indiana Secretary
          of State on January 12, 1996                                          April 11, 1996
(4) - 01  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 15, 1996
          (included as Exhibit A to the Prospectus).                            April 11, 1996
(5) - 01  Opinion of The Scott Law Firm relating to the legality of the
          Partnership Units.                                                    August 28, 1995
(6)       Not Applicable
(7)       Not Applicable
(8) - 01  Opinion of The Scott Law Firm with respect to Federal income tax
          consequences.                                                         March 12, 1996
(9)       None
(10) - 01 Form of Advisory Agreement between the Partnership and the CTA
          (included as Exhibit F to the Prospectus)                             August 28, 1995
(10) - 02 Form of New Account Agreement between the Partnership and the FCM     March 12, 1996
(10) - 03 Form of Subscription Agreement and Power of Attorney
          (included as Exhibit D to the Prospectus).                            March 12, 1996
(10) - 04 Escrow Agreement among Escrow Agent, Underwriter, and the
          Partnership.  (included as Exhibit E to the Prospectus).              August 28, 1995
(10) - 05 Introducing Broker Clearing Agreement dated the 19th day of October,
          1995, by and between The Chicago Corporation as futures commission merchant (the "FCM") and Futures Investment Co. as introducing
          broker (the "IB")                                                     April 11, 1996
(11)      Not Applicable - start-up business
(12)      Not Applicable
(13)      Not Required
(14)      None
(15)      None
(16)      Not Applicable
(17)      Not Required
(18)      Not Required
(19)      Not Required
(20)      Not Required
(21)      None
(22)      Not Required
(23) - 01 Consent of Frank L. Sassetti & Co., Certified Public Accountants      August 5, 1996
(23) - 02 Consent of James Hepner, Certified Public Accountant                  August 28, 1995
(23) - 03 Consent of The Scott Law Firm.                                        August 5, 1996
(23) - 04 Consent of Michael J. Frischmeyer, CTA                                August 5, 1996
(23) - 05 Consent of World Invest Corporation                                   August 5, 1996
(23) - 06 Consent of Escrow Agent                                               August 28, 1995
(23) - 07 Consent of The Chicago Corporation                                    June 7, 1996
(22) - 08 Consent of Futures Investment Company                                 July 28, 1997
(24)      None
(25)      None
(26)      None
(27)      Not Applicable
(28)      Not Applicable
(99) - 01 Subordinated Loan Agreement for Equity Capital                        April 11, 1996
(99) - 02 Representative's Agreement between World Invest Corporation and
          Shira Del Pacult dated December 10, 1992                              June 7, 1996
(99) - 03 New Account Form for Futures Investment Company                       July 28, 1997
(99) - 04 Representative Agreement between Futures Investment Company and
          Ms. Shira Del Pacult dated July 28, 1998                              To be supplied

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

Registrant:                         Fremont Fund, Limited Partnership
                                    By Pacult Asset Management, Inc.
                                    Its General Partner


Date: June 17, 1998                 By: s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder
                                        President and Treasurer

******************************************************************************
                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                       (With Auditors' Report Thereon)

                              GENERAL PARTNER:
                        Pacult Asset Management, Inc.
                               2990 West 120
                          Fremont, Indiana  46737

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                   YEARS ENDED DECEMBER 31, 1997 AND 1996




                             TABLE OF CONTENTS


                                                                Page

 Independent Auditors' Report                                    F-1

Financial Statements -
   Balance Sheet                                                 F-2

   Statement of Operations                                       F-3

   Statement of Partners' Equity                                 F-4

   Statement of Cash Flows                                       F-5

   Notes to Financial Statements                              F-6 - F-10

                            Frank L. Sassetti & Co.
                         Certified Public Accountants



To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana


                         INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying balance sheets of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:  June 8, 1998                     By: s/Frank L. Sassetti & Co.
                                            Frank L. Sassetti & Co.
                                            Certified Public Accountants

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                                BALANCE SHEET

                         DECEMBER 31, 1997 AND 1996


                                   ASSETS


                                                   1997           1996

Cash  (Note 7)                                   $ 36,029       $161,388
United States Treasury Obligations (Note 6)       833,160        362,652
Accrued interest receivable                         8,754          2,379
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                   116,594        276,415
  Net unrealized gain (loss) on open
   commodity futures contracts  (Note 8)           (2,880)        17,889
Organization costs, net of amortization (Note 1)      915          2,135

                                                 $992,572       $822,858


                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                    $ 12,666       $ 14,062
  Accrued management fees payable                   6,544          1,834
  Accrued incentive fees payable                    1,716
  Accrued accounting fees payable                   2,023            734
  Accrued auditing fees payable                     3,500
  Due to general partner                            1,661         10,860
  Partner redemptions payable                      11,922

  Total Liabilities                                38,316         29,206


PARTNERS' CAPITAL
  Limited partners - (1,207.47 units and
   876.34 units in 1997 and 1996, respectively)   932,082        768,498
  General partner - (25 units)                     22,174         25,154

  Total Partners' Capital                         954,256        793,652


                                                 $992,572       $822,858


                 The accompanying notes are an integral part
                         of the financial statements.

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                           STATEMENT OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                   1997           1996
 REVENUES
  Realized loss from trading on futures       $  (1,667)       $   (57)
  Realized gain from trading options             24,413
  Realized gain on exchange rate fluctuation        335             28
  Changes in unrealized gains on open commodity
   futures contracts                            (20,769)        17,861
  Interest income                                49,620          6,259
  Redemption penalty income                         236

            Total Revenues                       52,168         24,091


 EXPENSES
  Commissions                                   112,058          8,542
  Management fees                                57,264          4,492
  Incentive fees                                  1,717
  Professional accounting and legal fees         27,137          1,499
  Other operating and administrative expenses     1,382            637
  Amortization of organization costs              1,220            305

             Total Expenses                     199,061         17,192


NET INCOME (LOSS)                             $(146,893)       $ 6,899


NET INCOME (LOSS) -
  Limited partnership unit                    $ (119.19)       $  7.65

  General partnership unit                    $ (119.19)       $  7.65



                 The accompanying notes are an integral part
                         of the financial statements.

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                          Limited        General          Total
                          Partners       Partners    Partners' Equity
                       Amount   Units  Amount  Units  Amount   Units
Balance -
  December 31, 1995   $    963      1  $   963    1   $  1,926      2

Additions of
  899.34 units         760,827    875   24,000   24    784,827    899

Net income               6,708             191           6,899

Balance -
  December 31, 1996    768,498    876   25,154   25    793,652    901


Additions of 362 units 331,221    362                  331,221    362

Withdrawals of
  31 units             (23,724)   (31)                 (23,724)   (31)

Net loss              (143,913)         (2,980)       (146,893)


Balance -
  December 31, 1997   $932,082  1,207  $22,174   25   $954,256  1,232


Value per unit at December 31, 1997                           $774.26

Total partnership units at
  December 31, 1997                                          1,232.47

Value per unit at December 31, 1996                           $880.53

Total partnership units at
  December 31, 1996                                            901.34


                 The accompanying notes are an integral part
                         of the financial statements.

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                          STATEMENT OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  1997           1996

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                             $(146,893)     $   6,899
   Adjustments to reconcile net income to
    net cash provided by operating
    activities -
     Amortization of organization costs            1,220            305
     Changes in operating assets and
      liabilities -
       (Increase) decrease  in Equity in
        Commodity Future Trading Accounts        180,590       (294,304)
       Increase in accrued interest receivable    (6,375)        (2,379)
       Increase in U. S. Treasury Obligations   (470,508)      (362,652)
       Increase (decrease) in accrued
        commissions payable                       (1,396)        14,062
       Increase in management and incentive
        fees payable                               2,994          3,550
       Increase in accounting fees payable         1,289            734
       Increase in auditing fees payable           3,500
       Increase in due to partners                 2,723         10,860

               Net Cash Used in
                 Operating Activities           (432,856)      (622,925)


CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in organization costs                                 (2,440)


CASH FLOWS FROM FINANCING ACTIVITIES
  Gross proceeds from sale of units              352,363        830,327
  Syndication and registration costs             (21,142)       (45,500)
  Partner redemptions                            (23,724)

               Net Cash Provided by
                 Financing Activities            307,497        784,827

 NET INCREASE (DECREASE) IN CASH                (125,359)       159,462

 CASH -
   Beginning of period                           161,388          1,926

   End of period                               $  36,029      $ 161,388



                 The accompanying notes are an integral part
                         of the financial statements.

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1997 AND 1996


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

Organizational Costs - Organizational costs are capitalized and amortized over twenty-four months on a straight line method starting when operations began, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized. Amortization expense of $1,220 and $305 was recorded for the year ended December 31, 1997 and 1996, respectively.

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

                         DECEMBER 31, 1997 AND 1996



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

Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 1997 and 1996 since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents.


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

                         DECEMBER 31, 1997 AND 1996



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

   * 4% if such request is received prior to the nineteenth day of the twelfth month after the commencement of trading.

   * 3% if such request is received during the next seven to twelve months.

   * 2% if such request is received during the next thirteen to eighteen months.

   * 1% if such request is received during the next nineteen to twenty-four months.

   * 0% thereafter.

                      FREMONT FUND, LIMITED PARTNERSHIP
                      (An Indiana Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1997 AND 1996



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

                         DECEMBER 31, 1997 AND 1996



7. CONCENTRATIONS OF CREDIT RISK

The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.


8. OFF BALANCE SHEET RISK

As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $272,220 on long positions at December 31, 1997 and $3,891,594 on long positions and $180,775 on short positions at December 31, 1996.

Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain (loss) on open commodity future contracts at December 31, 1997 and 1996 was $(2,880) and $17,889, respectively.