Form 10-Q
period 1998-03-31
FREMONT FUND LTD PARTNERSHIP
filed 1998-06-17
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number ____33-96292______

                      Fremont Fund, Limited Partnership
                      ---------------------------------
            (Exact Name of Registrant as Specified  in Its Charter)

Indiana                                               35-1949364
-------                                               ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

5916 N. 300 West, Fremont, IN                          46737
----------------------------------------               -----
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

                    Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the first quarter ended March 31, 1998 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As noticed in the September 10 Q, registrant received notice from its certified public accounting firm which conducts its audits that the growth of its Securities and Exchange Commission related business had not grown sufficiently to justify the additional expense of compliance with the industry and insurance imposed requirements. Registrant elected to continue the suspension of the sale of Units until the issue of what accounting firm will conduct its 1997 year end audit is resolved. Thereafter, Registrant selected an another accounting firm to conduct the 1997 year end audit. However, that firm, for reasons unrelated to the Registrant, was unable to complete the audit. Registrant was able to re-retain the audit firm which had originally conducted its audit. The delay in the filing of this 10 Q was caused by the need to wait for the 1997 year end adjustments, if any, as a result of the 1997 year end audit, before the unaudited financial statements for the first quarter of 1998 could be completed. The 1997 audited financial statements have been filed simultaneously with the filing of this 10 Q.

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

The performance results thus far this quarter continue to be below objectives and the General Partner is considering the addition of other traders and a change in the allocation of Registrant's equity for trading among the current advisor and any new advisor or advisors selected.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None    (b)  No reports on Form 8-K

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                               Fremont Fund, Limited Partnership
                                          By Pacult Asset Management, Inc.
                                          Its General Partner



                                          By: s/ Shira Del Pacult
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder,
                                          President and Treasurer

Date:      June 15, 1998

******************************************************************************
                       Fremont Fund, Ltd. Partnership
                      (An Indiana Limited Partnership)
                               Balance Sheet
                           as of March 31, 1998

                                  ASSETS

                                                      3/31/98     3/31/98

Cash        (Note 7)                                29,274.90     29,274.90
United States Treasury Obligations  (Note 6)       779,592.96    779,592.96
Accrued Interest Receivable                          5,261.15      5,261.15
Equity in Commodity Futures Trading Accounts -
   Cash   (Note 6)                                 127,565.76    127,565.76
   Net Unrealized Gain on Open Commodity
     Futures & Options Contracts   (Note 8)         22,528.62     22,528.62
   Interest Due From Broker                            585.31        585.31
   Organization Costs, Net of Amortization (Note 1)    965.69        965.69

              Total Assets                         965,774.39    965,774.39

                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accrued Commissions Payable                           0.00          0.00
   Accrued Management and Incentive Fees             9,252.91      9,252.91
   Accrued Accounting Fees                          11,101.15     11,101.15
   Due to General Partner                             9457.98      9,457.98
   Partner Redemptions Payable                      77,251.81     77,251.81

              Total Liabilities                    107,063.85    107,063.85

Partners' Capital:
   Limited Partners - (1,103.83) Units)            835,893.53    835,893.53
   General Partner - ( 30.13 Units )                22,817.01     22,817.01

              Total Partners' Capital              858,710.54    858,710.54

      Total Liabilities And Partners' Capital      965,774.39    965,774.39


  The accompanying notes are an integral part of the financial statements.

                       Fremont Fund, Ltd. Partnership
                      (An Indiana Limited Partnership)
                          Statement of Operations
                  for the Quarter Ended March 31, 1998 and
                             Year to Date 1998


                                                          1st         YTD
                                                       Qtr, 1998     1998
REVENUES:

Realized Gain From Trading on Futures & Options       (4,825.88)   (4,825.88)
Changes in Value of Open Commodity Futures Positions  25,408.62    25,408.62
Interest Income                                       11,436.25    11,436.25
Redistribution of O&O Costs                              357.67       357.67
Realized Gain from Exchange Fluctuations                (148.05)     (148.05)
Total Revenues                                        32,228.61    32,228.61

EXPENSES:

Commissions                                           27,734.85    27,734.85
Management and Incentive Fees                         13,994.76    13,994.76
Professional Accounting and Legal Fees                 6,198.75     6,198.75
Amortization of Organization Costs                        53.64        53.64

       Total Expenses                                 47,982.00    47,982.00

                Net Loss                             (15,753.39)  (15,753.39)


   Net Loss :

       Per Limited Partnership Unit                      (13.89)      (13.89)
       Per General Partnership Unit                      (13.89)      (13.89)


   The accompanying notes are an integral part of the financial statements.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                       for the Period Ended March 31, 1998


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

      Organizational Costs - Organizational costs are capitalized and amortized over twenty-four months on a straight line method starting when operations began, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized. Amortization expense of $1,220 was recorded for the year ended December 31, 1997, and $53.64 during the first quarter of 1998.

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

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                       for the Period Ended March 31, 1998

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

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                       for the Period Ended March 31, 1998


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

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                       for the Period Ended March 31, 1998


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


6.      PLEDGED ASSETS

                        The U. S. Treasury Obligations and cash in trading accounts are pledged, from time to time, as collateral for commodities trading on margin.

                          Fremont Fund, Ltd. Partnership
                         (An Indiana Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                       for the Period Ended March 31, 1998


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