Form 10-Q
period 1998-09-30
FREMONT FUND LTD PARTNERSHIP
filed 1998-11-09
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 1998, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and, in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of the commodity futures and options markets through the services of its commodity trading advisors, Mr. Michael Frischmeyer and EPIC Trading. The Units, when sales are resumed upon the effective date of the Issuer's Post Effective Amendment, will be sold at the Net Asset Value per Unit as of the end of the month in which subscriptions are received by the General Partner. To obtain a return of invested capital or appreciation, if any, purchasers of Units must look solely to the redemption feature of the Partnership or for the General Partner, in its sole judgment, to elect to make distributions. There is no current market for the Units sold and none is expected to develop nor is the General Partner expected to make distributions.

In June, 1998, the General Partner selected an additional commodity trading advisor, EPIC Trading to trade on behalf of the Fund. Forty percent (40%) of the Registrant's trading equity has been allocated to EPIC, with 60% remaining with heretofore sole trading advisor, Michael J. Frischmeyer. When sales are resumed, all additional trading equity raised through the sale of Units will be initially allocated to Bell Fundamental Futures, L.L.C., commodity trading advisors, until a total of $300,000 has been so allocated. Thereafter, the General Partner intends to assign 40% of the equity to Frischmeyer, 30% to Bell, and 30% to EPIC. Such composition of trading advisors and allocation of equity are subject to change in the sole discretion of the General Partner.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Fremont Fund, Limited Partnership
                                    By Pacult Asset Management, Incorporated
                                    Its General Partner


                                    By:  /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date:  November 5, 1998

                       Fremont Fund, Ltd. Partnership
                      (An Indiana Limited Partnership)
                               Balance Sheet
                         as of September 30, 1998

                                  ASSETS

                                                      9/30/98     9/30/98

Cash        (Note 7)                                 4,688.99      4,688.99
United States Treasury Obligations  (Note 6)       592,878.34    592,878.34
Accrued Interest Receivable                          2,098.33      2,098.33
Equity in Commodity Futures Trading Accounts -
   Cash   (Note 6)                                  59,078.62     59,078.62
   Net Unrealized Gain on Open Commodity
     Futures & Options Contracts   (Note 8)         76,771.65     76,771.65
   Premium Recvd. On Short Options                 (40,158.54)   (40,158.54)
   Interest Due From Broker                            378.11        378.11
Organization Costs, Net of Amortization (Note 1)     1,423.25      1,423.25

              Total Assets                         697,158.75    697,158.75

                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accrued Commissions Payable                       3,764.75      3,764.75
   Accrued Management and Incentive Fees             9,564.75      9,564.75
   Accrued Accounting Fees                           4,892.56      4,892.56
   Due to General Partner                                0.01          0.01
   Partner Redemptions Payable                       1,138.00      1,138.00

              Total Liabilities                     19,360.07     19,360.07

Partners' Capital:
   Limited Partners - (916.53) Units)              656,189.20    656,189.20
   General Partner - ( 30.13 Units )                21,609.48     21,609.48

              Total Partners' Capital              677,798.68    677,798.68

      Total Liabilities And Partners' Capital      697,158.75    697,158.75


  The accompanying notes are an integral part of the financial statements.

                       Fremont Fund, Ltd. Partnership
                      (An Indiana Limited Partnership)
                          Statement of Operations
                for the Quarter Ended September 30, 1998 and
                             Year to Date 1998


                                                          3rd         YTD
                                                       Qtr, 1998     1998
REVENUES:

Realized Gain From Trading on Futures & Options       (9,022.86)  (41,518.61)
Changes in Value of Open Commodity Futures Positions  75,521.65    79,651.65
Interest Income                                        8,564.96    30,311.72
Redistribution of O&O Costs                            2,373.50     4,276.21
Realized Gain from Exchange Fluctuations                 (73.08)     (369.12)
Total Revenues                                        77,364.17    72,351.85

EXPENSES:

Commissions                                           16,791.60    71,693.04
Management and Incentive Fees                         14,115.92    40,965.90
Professional Accounting and Legal Fees                 7,161.61    19,952.27
Amortization of Organization Costs                        81.30      (444.57)

       Total Expenses                                 38,150.43   132,166.64

                Net Gain                              39,213.74   (59,814.79)


   Net Loss :

       Per Limited Partnership Unit                      (41.42)      (63.18)
       Per General Partnership Unit                      (41.42)      (63.18)


   The accompanying notes are an integral part of the financial statements.

                        Fremont Fund, Ltd. Partnership
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                    for the Period Ended September 30, 1998
                                  (Unaudited)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. During the period from January 1 through May 31, 1998, Michael J. Frischmeyer was the sole commodity trading advisor (CTA) to the Fund. Effective, June 1, 1998 Epic Trading was appointed to serve as co-CTA and was allocated 40% of the equity to trade and the percent assigned to Frischmeyer was adjusted to 60%. The General Partner may delete or add a CTA and change the allocation of equity among the CTA's at anytime, for any reason, without prior notice to the limited partners.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Organizational Costs - Organizational costs are capitalized and amortized over twenty-four months on a straight line method starting when operations began, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized. Amortization expense of $1,115 was recorded for the year ended December 31, 1997, and ($444) during the first three quarters of 1998 after adjustments.

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

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                    for the Period Ended September 30, 1998
                                  (Unaudited)


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

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                    for the Period Ended September 30, 1998
                                  (Unaudited)



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

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                    for the Period Ended September 30, 1998
                                  (Unaudited)


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

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                    for the Period Ended September 30, 1998
                                  (Unaudited)



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


8.      OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures on option contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at the end of the reporting period. The Fund computes the gross contract values on open commodity contracts as of the end of each month for inclusion in the annual audited reports.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The Fund also computes unrealized gain on open commodity future contracts as of the end of each month.