Form 10-K
period 1998-12-31
FREMONT FUND LTD PARTNERSHIP
filed 1999-03-31
CIK 1000181

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 1998
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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1996 and December 31, 1997, at Registration No. 33-96292.

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 33-96292, particularly the Prospectus dated August 12, 1996, as amended by its post effective amendments, are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On August 12, 1996, Registrant, through the efforts of its General Partner, commenced the sale of Limited Partnership Units at the price established by the General Partner of $1,000 per Unit. The Units were sold and continued to be offered through World Invest Corporation, a National Association of Securities Dealers, Inc. registered broker dealer. In November, 1996, upon the sale of a total of $600,000 in face amount of Units, the Registrant terminated the escrow established to collect the initial sales proceeds and
commenced its principal business, the trading of commodities.   It is
presently engaged in the trade of commodities and expects that activity to be continuos.

Mr. Michael Frischmeyer, a National Futures Association registered commodity trading advisor ("CTA") was originally the sole person authorized by the Registrant to select trades. However, because the trading results had produced losses of 28% since inception of trading, the General Partner, in July, 1998, selected another CTA, EPIC Trading, to select trades. The CTAs are paid management fees of four percent (4%) of the equity assigned to them to manage plus an incentive fee of fifteen percent (15%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Registrant. The partnership agreement is included as Exhibit A to the registration statement and is incorporated herein by reference.

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

Futures Investment Company, an introducing broker which is Affiliated with the General Partner, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for one percent (1%) of total equity per month [twelve percent (12%) per year] on deposit at ABN AMRO, the independent futures commission merchant selected by the General Partner to hold the funds of the partnership. From inception of trading by the Partnership in November, 1996, until January 2, 1997, The Chicago Corporation, 208 South LaSalle Street, Chicago, IL 60604 was the futures commission merchant for the Partnership. On January 2, 1997, the stock of The Chicago Corporation was purchased by ABN AMRO Capital Markets Holding, Inc., a subsidiary of ABN AMRO Bank, N.V., headquartered in Amsterdam, Netherlands. What was formerly The Chicago Corporation was then merged with ABN AMRO Bank, N.V.'s wholly owned subsidiary, ABN AMRO Securities (USA) Inc., to form ABN AMRO Chicago Corporation, at the same address. In February, 1998, the name of ABN AMRO Chicago Corporation was changed to ABN AMRO Incorporated ("FCM" or "ABN AMRO"). This change in ownership is not expected to affect the Registrant in any way.

The business of the Partnership is regulated by the Commodity Futures Exchange Commission pursuant to the Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Partnership, see the Registration Statement for the partnership on file with the Securities and Exchange Commission at No. 33-96292, particularly the Prospectus dated August 12, 1996, as amended by its post effective amendments, which are incorporated herein by reference.

Item 2.  Properties

Registrant maintains the majority of its assets on deposit at ABN AMRO, 208 South LaSalle Street, Chicago, IL 60604. ABN AMRO is registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity futures commission merchant. The trading of commodities is highly speculative and the Registrant is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf of the commodity trading advisor in the commodity markets.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters occurred during the period from December 31, 1997 to December 31, 1998 or to the date of filing of this Form 10-K which were submitted to or
required a vote of the Partners.   All of the day to day management of the
Registrant is performed by its corporate General Partner. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

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

The Partnership has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Prospectus dated August 12, 1996, as amended by its post effective amendments, particularly the Partnership Agreement attached as Exhibit A, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

Registrant is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Partnership. See the Prospectus dated August 12, 1996, as amended by its post effective amendments, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partners capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 1998 to December 31,1998.

                                                                  1998

Realized Gain (Loss) From Trading In Futures                  $(11,037)
Change in Unrealized Gains (Losses) on Open Contracts            2,880
Interest Income                                                 37,716
Management Fees                                                 46,097
Incentive Fees                                                   4,390
Net Income (Loss)                                              (92,882)
General Partner Capital                                         20,613
Limited Partner Capital                                        601,895
Total Partnership Capital                                      622,508
Net Income (Loss) Per Limited and
General Partner Unit*                                           (91.71)
Net Asset Value Per Unit At
End of Year                                                     684.14
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

The Partnership Agreement grants the right to the General Partner to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Prospectus dated August 12, 1996, as amended by its post effective amendments, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 1998, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided at Pages F-1 through F-10 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with the accountants identified in Item 8 above or any other experts selected by the Partnership in regard to the Prospectus dated August 12, 1996, as amended by its post effective amendments, or the financial statements have occurred since the formation of the Partnership on October 13, 1994, to the date of filing of this Form 10-K.

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

The General Partner of the Registrant is Pacult Asset Management, Incorporated, a Delaware corporation. The General Partner is registered as a commodity pool operator pursuant to the Commodity Exchange Act and Ms. Shira Del Pacult, age 42, is its sole shareholder, director, registered principal, and executive officer. The background and qualifications of Ms. Pacult are disclosed in the Prospectus dated August 12, 1996, as amended by its post effective amendments, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which will serve as underwriter of the "best efforts" offering of the Units once sales are resumed.

Since April, 1998, the General Partner has operated a separate, privately offered commodity pool called Auburn Fund, Limited Partnership. Ms. Pacult is also the principal of the general partner of another commodity pool called Atlas Futures Fund, Limited Partnership, which has not yet commenced business.

Item 11.  Executive Compensation.

The Registrant pays its General Partner a management fee of two percent (2%) per year, payable monthly, to serve the Partnership in an executive capacity. All operating costs related to management of the Partnership, including compensation to Ms. Pacult, are paid from that management fee. The total paid to the General Partner during the year 1998 was $__,___. The total incurred, including unpaid amounts as of December 31, 1998, was $15,___.

Ms. Pacult also earns compensation from the sale of the Units through the Affiliated selling broker and from the fixed commissions paid by the Partnership to the Affiliated introducing broker. The amounts to be paid to the affiliated companies which results in compensation to Ms. Pacult are disclosed in the Prospectus dated August 12, 1996, as amended by the post effective amendments, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) No partners own more than five percent (5%) of the total equity of the partnership.

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of December 31, 1998, the General Partner owned 30 Units of Limited Partnership interests.

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

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. The Affiliated introducing broker is paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Prospectus dated August 12, 1996, as amended by its post effective amendments, which are incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements

      See Index to Financial Statements for the period ended December 31,
      1998.

      The Financial Statements begin on page F-1.

(a)   2. Financial Schedules

      Not applicable, not required, or included in the Financial Statements.

(a)   3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 33-96292 previously filed with the Washington, D. C. office of the Securities and Exchange Commission, particularly, the Prospectus dated August 12, 1996, as amended by its post effective amendments.

Exhibit
Number    Description of Document                                               Date Filed

(1) - 01  Selling Agreement dated March 12, 1996, among the Partnership, the
          General Partner, and World Invest Corporation, the Broker/Dealer.     March 12, 1996
(1)-02	 Selling Agreement dated July 22, 1997, among the partnership, the
          General Partner and Futures Investment Company, the Broker/Dealer     July 28, 1997
(2)       None
(3) - 01  Articles of Incorporation of the General Partner                      August 28, 1995
(3) - 02  By-Laws of the General Partner                                        August 28, 1995
(3) - 03  Board Resolution of General Partner to authorize formation of
          Indiana Limited Partnership                                           August 28, 1995
(3) - 04  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 12, 1996
          (included as Exhibit A to the Prospectus).                            April 11, 1996
(3) - 05  Indiana Secretary of State acknowledgment of filing of Certificate
          of Limited Partnership                                                April 11, 1996
(3) - 06  Certificate of Limited Partnership, Designation of Registered Agent
          and Certificate of Initial Capital filed with the Indiana Secretary
          of State on January 12, 1996                                          April 11, 1996
(4) - 01  Amended and Restated Agreement of Limited Partnership of the
          Registrant dated January 15, 1996
          (included as Exhibit A to the Prospectus).                            April 11, 1996
(5) - 01  Opinion of The Scott Law Firm relating to the legality of the
          Partnership Units.                                                    August 28, 1995
(6)       Not Applicable
(7)       Not Applicable
(8) - 01  Opinion of The Scott Law Firm with respect to Federal income tax
          consequences.                                                         March 12, 1996
(9)       None
(10) - 01 Form of Advisory Agreement between the Partnership and the CTA
          (included as Exhibit F to the Prospectus)                             August 28, 1995
(10) - 02 Form of New Account Agreement between the Partnership and the FCM     March 12, 1996
(10) - 03 Form of Subscription Agreement and Power of Attorney
          (included as Exhibit D to the Prospectus).                            March 12, 1996
(10) - 04 Escrow Agreement among Escrow Agent, Underwriter, and the
          Partnership.  (included as Exhibit E to the Prospectus).              August 28, 1995
(10) - 05 Introducing Broker Clearing Agreement dated the 19th day of October,
          1995, by and between The Chicago Corporation as futures commission merchant (the "FCM") and Futures Investment Co. as introducing
          broker (the "IB")                                                     April 11, 1996
(11)      Not Applicable - start-up business
(12)      Not Applicable
(13)      Not Required
(14)      None
(15)      None
(16)      Not Applicable
(17)      Not Required
(18)      Not Required
(19)      Not Required
(20)      Not Required
(21)      None
(22)      Not Required
(23) - 01 Consent of Frank L. Sassetti & Co., Certified Public Accountants      December 14, 1998
(23) - 02 Consent of James Hepner, Certified Public Accountant                  August 28, 1995
(23) - 03 Consent of The Scott Law Firm.                                        August 5, 1996
(23) - 04 Consent of Michael J. Frischmeyer, CTA                                August 5, 1996
(23) - 05 Consent of World Invest Corporation                                   August 5, 1996
(23) - 06 Consent of Escrow Agent                                               August 28, 1995
(23) - 07 Consent of The Chicago Corporation                                    June 7, 1996
(22) - 08 Consent of Futures Investment Company                                 July 28, 1997
(23) - 09 Consent of Durland & Company                                          To be supplied
(24)      None
(25)      None
(26)      None
(27)      Not Applicable
(28)      Not Applicable
(99) - 01 Subordinated Loan Agreement for Equity Capital                        April 11, 1996
(99) - 02 Representative's Agreement between World Invest Corporation and
          Shira Del Pacult dated December 10, 1992                              June 7, 1996
(99) - 03 New Account Form for Futures Investment Company                       July 28, 1997

(d) Reports on Form 8-K:  none

(e) Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Fremont Fund, Limited Partnership
                                    By Pacult Asset Management, Inc.
                                    Its General Partner


Date: March 29, 1999                By: s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder
                                        President and Treasurer

*******************************************************************************
                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                              FOR THE YEARS ENDED
                       DECEMBER 31, 1998, 1997 AND 1996
                       (With Auditors' Report Thereon)



                               GENERAL PARTNER:
                         Pacult Asset Management, Inc.
                                 2990 West 120
                            Fremont, Indiana  46737

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




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

      Statement of Cash Flows                              F-5

      Notes to Financial Statements                     F-6 - F-10

Frank L. Sassetti & Co.
Certified Public Accountants

To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana


                         INDEPENDENT AUDITORS' REPORT


      We have audited the accompanying balance sheets of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:  March 18, 1999                   By: /s/ Frank L. Sassetti & Co.
                                        Frank L. Sassetti & Co.
                                        Certified Public Accountants

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                                 BALANCE SHEET

                          DECEMBER 31, 1998 AND 1997



                                    ASSETS

                                                   1998          1997
                                                 --------      --------
Cash  (Note 7)                                   $  9,891      $ 36,029
United States Treasury Obligations (Note 6)       553,832       833,160
Accrued interest receivable                         2,061         8,754
Prepaid commissions                                 1,658
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    74,443       116,594
  Net unrealized gain (loss) on open
   commodity futures contracts  (Note 8)                         (2,880)
Organization costs, net of amortization (Note 1)                    915
                                                 --------      --------
                                                 $641,885      $992,572
                                                 ========      ========

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                    $             $ 12,666
  Accrued management fees payable                   6,314         6,544
  Accrued accounting fees payable                   1,306         2,023
  Accrued auditing fees payable                     1,495         3,500
  Due to general partner                                          1,661
  Partner redemptions payable                      10,262        11,922
                                                 --------      --------
            Total Liabilities                      19,377        38,316
                                                 --------      --------

PARTNERS' CAPITAL
      Limited partners - (879.78 units and 1207.47
       units in 1998 and 1997, respectively)      601,895       932,082
      General partner - (30.13 units)              20,613        22,174
                                                 --------      --------
            Total Partners' Capital               622,508       954,256
                                                 --------      --------

                                                 $641,885      $992,572
                                                 ========      ========

                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                        (An Indiana Limited Partnership)

                            STATEMENT OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                           1998          1997         1996
                                        ----------   ----------    ----------
REVENUES
  Realized gain (loss) from trading in
   futures                              $  11,037    $  (1,667)    $     (57)
  Realized gain from trading options       20,482       24,413
  Realized gain (loss) on exchange rate
   fluctuation                               (367)         335            28
  Changes in unrealized gains (loss) on
   open commodity futures contracts         2,880      (20,769)       17,861
  Interest income                          37,716       49,620         6,259
  Redemption penalty income                 4,276          236
                                        ----------   ----------    ----------
            Total Revenues                 76,024       52,168        24,091
                                        ----------   ----------    ----------


EXPENSES
  Commissions                              90,478      112,058         8,542
  Management fees                          46,097       57,264         4,492
  Incentive fees                            4,390                      1,717
  Professional accounting and legal fees   26,582       27,137         1,499
  Other operating and administrative
   expenses                                   445        1,382           637
  Amortization of organization costs          915        1,220           305
                                        ----------   ----------    ----------
            Total Expenses                168,907      199,061        17,192


NET INCOME (LOSS)                       $ (92,883)   $(146,893)    $   6,899
                                        ==========   ==========    ==========


NET INCOME (LOSS) -
      Limited partnership unit          $  (91.71)   $ (119.19)    $    7.65
                                        ==========   ==========    ==========
      General partnership unit          $  (51.81)   $  (98.90)    $   15.31
                                        ==========   ==========    ==========

                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                          Limited           General            Total
                          Partners          Partners      Partners' Equity
                      Amount    Units    Amount   Units    Amount    Units

Balance -
 December 31, 1995  $     963       1    $    963     1   $   1,926      2

Additions of
 904 units            760,827     875      24,000    29     784,827    904

Net income              6,708                 191             6,899
                   -----------   -----   ---------  ----  ----------  -----

Balance -
 December 31, 1996    768,498     876      25,154    30     793,652    906

Additions of
 362 units            331,221     362                       331,221    362

Withdrawals of
 31 units             (23,724)    (31)                      (23,724)   (31)

Net loss             (143,913)             (2,980)         (146,893)
                   -----------   -----   ---------  ----  ----------  -----
Balance -
 December 31, 1997    932,082   1,207      22,174    30     954,256  1,237

Withdrawals of
 327 units           (238,865)   (327)                     (238,865)  (327)

Net loss              (91,322)             (1,561)          (92,883)
                   -----------   -----   ---------  ----  ----------  -----

Balance -
  December 31, 1998  $ 601,895    880    $ 20,613    30    $ 622,508   910
                   ===========   =====   =========  ====  ==========  =====


                         December 31,      December 31,      December 31,
                             1998              1997              1996

Value per unit              $684.14           $771.05           $875.54
                            =======           =======           =======
Total partnership units     909.91           1,237.60            906.47
                            =======           =======           =======

                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                           1998          1997         1996
                                        ----------   ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                     $ (92,883)   $(146,893)    $   6,899
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Amortization of organization costs        915        1,220           305
    Changes in operating assets and
     liabilities -
      Equity in Commodity Future
      Trading Accounts                     39,271      180,590      (294,304)
      Accrued interest receivable           6,693       (6,375)       (2,379)
      U. S. Treasury Obligations          279,328     (470,508)     (362,652)
      Prepaid commissions                  (1,658)
      Accrued commissions payable         (12,666)      (1,396)       14,062
      Management and incentive
       fees payable                          (230)       2,994         3,550
      Accounting fees payable                (717)       1,289           734
      Auditing fees payable                (2,005)       3,500
      Due to partners                      (3,321)       2,723        10,860
                                        ----------   ----------    ----------
           Net Cash Provided by
            (Used in) Operating
              Activities                  212,727     (432,856)     (622,925)
                                        ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                                  (2,440)
                                        ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                331,221       830,327
  Syndication and registration costs                                 (45,500)
  Partner redemptions                    (238,865)     (23,724)

            Net Cash Provided by
              (Used in) Financing
                Activities               (238,865)     307,497       784,827
                                        ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH           (26,138)    (125,359)      159,462

CASH -
      Beginning of period                  36,029      161,388         1,926
                                        ----------   ----------    ----------
      End of period                     $   9,891    $  36,029     $ 161,388
                                        ==========   ==========    ==========

                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The commodity trading advisors (CTAs) are Michael J. Frischmeyer and Epic Trading, who have the authority to trade so much of the Fund's equity as are allocated to them by the General Partner.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Organizational Costs - Organizational costs are capitalized and amortized over twenty-four months on a straight line method starting when operations began, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized. Amortization expense of $915, $1,220 and $305 was recorded for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                       DECEMBER 31, 1998, 1997 AND 1996


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

      Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 1998, 1997 and 1996 since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents.

      Reclassifications - Certain items of the prior years financial statements have been reclassified to conform to current year presentation.


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

                       DECEMBER 31, 1998, 1997 AND 1996



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

      Allocation of Profit and Loss for Federal Income Tax Purposes -As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

      Redemption - No partner may redeem or liquidate any Units until six months after the commencement of trading. A Limited Partner may withdraw any part or all of his units from the Partnership at the Net Asset Value per Unit as of the last day of any month on ten days prior written notice to the General Partner. A redemption fee payable to the Partnership of a percentage of the value of the redemption request bears the following schedule. This fee is to be applied first to pay organization and initial registration costs of the Partnership and, thereafter, to the benefit of the other Partners in proportion to their capital accounts.

            * 4% if such request is received prior to the end of the sixth month after the commencement of trading.

            * 3% if such request is received during the seventh to twelfth months.

            * 2% if such request is received during the thirteenth to eighteenth months.

            * 1% if such request is received during the nineteenth to twenty-fourth months.

            *      0% thereafter.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996



4.      FEES

                        The Fund is charged the following fees on a monthly basis since the commencement of trading on November 14, 1996.

            * A management fee of 4% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 2% of equity to the Fund's General Partner.

            * An incentive fee of 15% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss.

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


5.      REALIZED GAIN ON EXCHANGE RATE FLUCTUATIONS

                        Certain trades executed by the Fund are denominated in foreign currencies. Gains and losses on these transactions are recorded as futures trading gains or losses at the U. S. dollar equivalent on the date the trade is settled. Exchange rate fluctuation gain or loss is reflected when residual amounts of foreign currencies are reconverted to U. S. dollars.


6.      PLEDGED ASSETS

                        The U. S. Treasury Obligations and cash in trading accounts are pledged as collateral for commodities trading on margin.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996



7.      CONCENTRATIONS OF CREDIT RISK

                        The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.


8.      OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. There were no open commodity contracts as of December 31, 1998. Open commodity contracts had a gross contract value of $272,220 on long positions at December 31, 1997 and $3,891,594 on long positions and $180,775 on short positions at December 31, 1996.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain (loss) on open commodity future contracts at December 31, 1998, 1997 and 1996 was $0, $(2,880) and $17,889,
respectively.