Form 10-Q
period 1999-03-31
FREMONT FUND LTD PARTNERSHIP
filed 1999-05-21
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the first quarter ended March 31, 1999, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and, in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of the commodity futures and options markets through the services of its commodity trading advisors. During the quarter, the General Partner and Mr. Michael Frischmeyer and EPIC Trading agreed that neither of them would serve as CTAs to the Partnership; in addition, the General Partner engaged Bell Fundamental Futures, LLC ("Bell") as the sole CTA in February, 1999. The General Partner intends to reopen the offering of Units in the Partnership pursuant to Post Effective Amendments to its Form S-1 registration statement, which is expected to become effective during the next quarter.
Upon becoming effective, the Partnership will offer its outstanding Units of Limited Partnership Interests for sale to the public. The General Partner intends to allocate the first $600,000 of trading equity raised pursuant to new sales to another CTA, Hanseatic Corporation ("Hanseatic"). Thereafter, all trading equity from new sales will be distributed among Bell and Hanseatic equally. The Units, when sales are resumed upon the effective date of the Issuer's Post Effective Amendment, will be sold at the Net Asset Value per Unit as of the end of the month in which subscriptions are received by the General Partner, and the minimum subscription amount will be $25,000.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Fremont Fund, Limited Partnership
                                    By Pacult Asset Management, Incorporated
                                    Its General Partner


                                    By:  /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date:  May 14, 1999

                        Fremont Fund, Ltd. Partnership
                       (An Indiana Limited Partnership)
                                 Balance Sheet
                             as of March 31, 1999

                                  ASSETS

                                                               3/31/99

Cash in Checking - Star Financial Bank                          52,949

Equity in Commodity Futures Trading Accounts -
    Cash                                                       181,205
    Federal Securities at Cost (Plus:  Accrued Interest)       327,344
    Unrealized Gain (Loss) on Open Futures and
     Option Contracts                                            3,540
    Interest Receivable from Brokers                               723
    Cost of Options Held Long                                    3,585
                                                              --------
        Total Assets                                          $569,347
                                                              ========

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Management Fees Payable to CTAs                              9,552
    Incentive Fees Payable to GP                                 7,500
    Management Fees Payable to GP                                  910
    Reporting Costs Payable                                      1,327
    Audit Fees Accrued                                           4,495
    Commissions Payable to IB                                    3,019
    Partner Redemptions Payable                                 67,579

        Total Liabilities                                       94,382

Partners' Capital:
    General Partner   30.13  Units at Per Unit of  623.923878   18,799
    Limited Partners 731.12  Units at Per Unit of  623.923878  456,165

        Total Partners' Capital                                474,964
                                                              --------
        Total Liabilities and Partners' Capital               $569,347
                                                              ========

                         Fremont Fund, Ltd. Partnership
                       (An Indiana Limited Partnership)
                            Statement of Operations
                             For the Period Ended
                                March 31, 1999

                                                     Current     Year to
                                                      Month        Date

Income:
    Interest Paid By Brokers                           723.38    1,375.20
    Realized Gain Federal Securities                 1,267.73    4,803.45
    Realized Gain (Loss) from Futures Trading        9,328.00    5,320.50
    Change in Open Trade Equity Futures Positions  (50,277.00)       0.00
    Realized Gain (Loss) from Options Trading            0.00        0.00
    Change in Unrealized Gain (Loss)
     Option Positions                               (5,205.00)   3,540.00
    Gain (Loss) Due to Currency Conversions FX           0.00       30.51
    Redemption Penalty Income                            0.00        0.00
                                                   -----------------------
    Total Income from Operations                   (44,162.89)  15,069.66

Expenses:
    Org. & Syndication Costs Expensed               19,343.70   19,425.00
    Brokerage Commissions Paid                       6,123.73   17,546.47
    CTA Management Fees                              2,041.28    5,906.72
    GP Incentive Fees                                    0.00    7,500.44
    GP Management Fees                                 963.07    2,961.57
    Operating & Administrative Expenses                566.75      590.75
    Reporting Costs                                  1,300.00    3,900.00
    Audit Fees                                       1,000.00    3,000.00
    Legal Fees                                           0.00       45.00
                                                   -----------------------
    Total Expenses from Operations                  31,338.53   60,875.95

        Net Income from Operations                 (75,501.42) (45,806.29)
                                                   =======================

    End of Period Net Asset Value Per Unit             623.92      623.92
    % Increase (Decrease) in N.A.V. Per Unit           -13.26%     -8.80%


To the best of the knowledge and belief of the undersigned, the information contained in this account statement is accurate and complete as of the dates indicated.


/s/ Shira Del Pacult
Ms. Shira Del Pacult, President
Pacult Asset Management, Inc.
General Partner