Form 10-Q
period 1999-06-30
FREMONT FUND LTD PARTNERSHIP
filed 1999-08-16
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the second quarter and six months ended June 30, 1999, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of the commodity futures and options markets through the services of its commodity trading advisors.

The General Partner reopened the offering of limited partnership interests in the Partnership ("Units") pursuant to Post Effective Amendments to its Form S-1 registration statement effective June 1, 1999. The Units are sold at the Net Asset Value per Unit as of the end of the month in which subscriptions are received by the General Partner. During the quarter $25,000 in Units were sold. The Partnership continues to offer Units for sale to the public.

During the first two months of the past quarter, Bell Fundamental Futures, LLC ("Bell") served as the sole commodity trading advisor (trading manager) to the Registrant. On June 30, the General Partner allocated $300,000 to Hanseatic Corporation ("Hanseatic") as an additional commodity trading advisor (trading manager) for the Registrant. The General Partner intends to continue to allocate proceeds from current sales to Hanseatic until a total of $600,000 of trading equity is under management by Hanseatic. Thereafter, trading equity from new sales will be distributed among Bell and Hanseatic, equally.

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

None

Item 5.  Other Information

The Partnership tax return was filed on April 9, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                          Fremont Fund, Limited Partnership
                                     By Pacult Asset Management, Incorporated
                                     Its General Partner


                                     By:  /s/ Ms. Shira Del Pacult
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder,
                                           President and Treasurer

Date:  August 13, 1999

                        Fremont Fund, Ltd. Partnership
                       (An Indiana Limited Partnership)
                                 Balance Sheet
                             as of June 30, 1999
                                  (unaudited)

                                  ASSETS
                                                               6/30/99

Cash in Checking - Star Financial Bank                            6,377
Equity in Commodity Futures Trading Accounts -
    Cash
    Federal Securities at Cost (Plus:  Accrued Interest)        303,342
    Unrealized Gain (Loss) on Open Futures and
     Option Contracts                                           148,936
Interest Receivable from Brokers                                    977
Cost of Options Held Long                                         9,875
Undeposited New Partner Capital                                  25,000
                                                               --------
        Total Assets                                           $496,757
                                                               ========

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Management Fees Payable to CTAs                               7,936
    Incentive Fees Payable to GP                                  1,951
    Management Fees Payable to GP                                   750
    Reporting Costs Payable                                       1,336
    Audit Fees Accrued                                              845
    Commissions Payable to IB                                     1,972
    Selling Commissions Due to IB                                 1,415
    Partner Redemptions Payable                                  39,149
                                                               --------
        Total Liabilities                                        55,353
                                                               ========

Partners' Capital:
    General Partner   30.13  Units at Per Unit of 637.997675     19,223
    Limited Partners 661.73  Units at Per Unit of 637.997675    422,180

        Total Partners' Capital                                 441,404
                                                               --------
        Total Liabilities and Partners' Capital                $496,757
                                                               ========

                        Fremont Fund, Ltd. Partnership
                       (An Indiana Limited Partnership)
                            Statement of Operations
                             For the Quarter Ended
                                 June 30, 1999

                                                       2nd       Year to
                                                     Quarter       Date

Income:
    Interest Paid By Brokers                         1,959.23    3,334.43
    Realized Gain Federal Securities                 3,290.29    8,093.74
    Realized Gain (Loss) from Futures Trading       25,750.00   31,070.50
    Change in Open Trade Equity Futures Positions      625.00      625.00
    Realized Gain (Loss) from Options Trading        4,515.00    4,515.00
    Change in Unrealized Gain (Loss)
     Option Positions                               (1,915.00)   1,625.00
    Gain (Loss) Due to Currency Conversions FX           0.00       30.51
    Redemption Penalty Income                            0.00        0.00
                                                   -----------------------
    Total Income from Operations                    34,224.52   49,294.18

Expenses:
    Org. & Syndication Costs Expensed                    0.00   19,425.00
    Brokerage Commissions Paid                      14,169.11   31,715.58
    CTA Management Fees                              4,723.14   10,629.86
    GP Incentive Fees                               (5,549.34)   1,951.10
    GP Management Fees                               2,336.15    5,297.72
    Operating & Administrative Expenses                564.81    1,155.56
    Reporting Costs                                  4,372.29    8,272.29
    Audit Fees                                       3,000.00    6,000.00
    Legal Fees                                         100.00      145.00
                                                   -----------------------
    Total Expenses from Operations                  23,716.16   84,592.11

        Net Income from Operations                  10,508.36  (35,297.93)
                                                   =======================

    End of Period Net Asset Value Per Unit             638.00      638.00
    % Increase (Decrease) in N.A.V. Per Unit           -2.26%      -6.74%

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1999


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The commodity trading advisors (CTAs) are Bell Fundamental Futures, LLC and Hanseatic Corporation. The General Partner has the sole authority to allocate Fund assets to the CTAs to trade.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include the assets and liabilities allocated to the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Organizational Costs - Organizational costs are capitalized and amortized over twenty-four months on a straight line method starting when operations began, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs paid to date have been capitalized. Amortization expense of $915 was recorded for the year ended December 31, 1998.

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

                                JUNE 30, 1999


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

                                 JUNE 30. 1999



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

                                JUNE 30. 1999



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

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999



7.    CONCENTRATIONS OF CREDIT RISK

      The Fund maintains its cash balances at a high credit quality financial institution. Its cash balances may, at times, exceed Federally insured credit limits. The trading account is maintained in an account which is not Federally insured.


8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at June 30, without audit, and are subject to the risk of default by the other parties to the contracts.