Form 10-Q
period 1999-09-30
FREMONT FUND LTD PARTNERSHIP
filed 1999-11-15
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter and nine months ended September 30, 1999, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of the commodity futures and options markets through the services of its commodity trading advisors.

The General Partner reopened the offering of limited partnership interests in the Partnership ("Units") pursuant to Post Effective Amendments to its Form S-1 registration statement effective June 1, 1999. The Units are sold at the Net Asset Value per Unit as of the end of the month in which subscriptions are received by the General Partner. During the quarter, $175,750 in Units were sold. The Partnership continues to offer Units for sale to the public.

Both Bell Fundamental Futures, LLC and Hanseatic Corporation have served as the Partnership's commodity trading advisors during the third quarter. The General Partner has and intends to continue to distribute equity equally among both trading advisors.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                          Fremont Fund, Limited Partnership
                                     By Pacult Asset Management, Incorporated
                                     Its General Partner


                                     By:  /s/ Ms. Shira Del Pacult
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder,
                                           President and Treasurer

Date:  November 15, 1999

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                           FOR THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1999










                               GENERAL PARTNER:
                         Pacult Asset Management, Inc.
                               5916 N. 300 West
                            Fremont, Indiana  46737

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                     NINE MONTHS ENDED SEPTEMBER 30, 1999




                               TABLE OF CONTENTS


                                                                Page

Accountant's Compilation Report                                 F-1

Financial Statements -
      Balance Sheet                                             F-2

      Statement of Operations                                   F-3

      Statement of Partners' Equity -

            For the nine months ended September 30, 1999        F-4
            For the three months ended September 30, 1999       F-5

      Statement of Cash Flows                                   F-6

      Notes to Financial Statements                          F-7 - F-11

To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana





      We have compiled the accompanying balance sheet of FREMONT FUND, LIMITED PARTNERSHIP as of September 30, 1999, and the related statements of operations, partners' equity and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

      Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Fund's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.




/s/ Frank L. Sassetti & Co.

November 10, 1999
Oak Park, Illinois

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                                 BALANCE SHEET

                              SEPTEMBER 30, 1999


                                    ASSETS


Cash  (Note 7)                                         $177,803
United States Treasury Obligations (Note 6)             148,160
Accrued interest receivable                               1,815
Equity in Commodity Futures Trading Accounts -
      Cash (Note 6)                                     317,732
      Net unrealized gain on open commodity
       futures contracts  (Note 8)                       14,658


                                                       $660,168



      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
      Accrued commissions payable                      $  9,922
      Accrued management fees payable                     9,380
      Accrued incentive fees payable                      4,758
      Accrued accounting fees payable                     1,708
      Accrued auditing fees payable                       3,845
      Partner redemptions payable                         9,888

            Total Liabilities                            39,501


PARTNERS' CAPITAL
      Limited partners - (911.325 units)                600,064
      General partner - (30.13 units)                    20,603

            Total Partners' Capital                     620,667


                                                       $660,168


                     See accountants' compilation report.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF OPERATIONS

                     FOR THE THREE MONTHS AND NINE MONTHS
                           ENDED SEPTEMBER 30, 1999


                                            Three Months      Nine Months
                                               Ended             Ended
                                            September 30,    September 30,
                                                1999              1999


REVENUES
      Realized gain from trading in
       futures                                 $33,746          $ 64,817
      Realized gain (loss) from trading
       options                                  (2,125)            2,390
      Realized gain on exchange rate
       fluctuation                                  31
      Changes in unrealized gains on open
       commodity futures contracts              12,408            14,658
      Interest income                            5,121            16,550

            Total Revenues                      49,150            98,446


EXPENSES
      Commissions                               13,076            44,791
      Management fees                            6,755            22,683
      Incentive fees                             4,757             6,709
      Professional accounting and legal fees    10,975            25,392
      Other operating and administrative
       expenses                                    185             1,341


            Total Expenses                      35,748        100,916


NET INCOME (LOSS)                              $13,402       $ (2,470)


NET INCOME (LOSS) -
      Limited partnership unit                  $18.23       $  (3.31)

      General partnership unit                  $21.26       $  (0.35)




                     See accountants' compilation report.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999





                          Limited            General              Total
                          Partners           Partners       Partners' Equity
                      Amount     Units   Amount     Units   Amount     Units


Balance -
 December 31, 1998  $ 601,895     880  $ 20,613      30   $ 622,508     910

Additions of
 301 units            179,910     301                       179,910     301

Withdrawals of
 270 units           (179,281)   (270)                     (179,281)   (270)

Net loss               (2,460)              (10)             (2,470)

Balance -
 September 30, 1999 $ 600,064     911   $20,603      30   $ 620,667     941


Value per unit                                          $659.26

Total partnership units                                  941.455





                     See accountants' compilation report.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999



                          Limited            General              Total
                          Partners           Partners       Partners' Equity
                      Amount     Units   Amount     Units   Amount     Units

Balance -
 June 30, 1999      $ 421,442     662    $19,962     30   $ 441,404     692

Additions of
 264 units            175,750     264                       175,750     264

Withdrawals of
 15 units              (9,889)   (15)                        (9,889)   (15)

Net income             12,761                641             13,402

Balance -
 September 30, 1999 $ 600,064     911    $20,603     30   $ 620,667     941




                     See accountants' compilation report.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF CASH FLOWS

                     FOR THE THREE MONTHS AND NINE MONTHS
                           ENDED SEPTEMBER 30, 1999


                                             Three Months      Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                                 1999             1999

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                       $  13,402        $  (2,470)
      Adjustments to reconcile net income
       to net cash provided by operating
       activities -
            Changes in operating assets and
             liabilities -
                  Equity in Commodity Future
                   Trading Accounts            (171,328)        (257,947)
                  Accrued interest receivable      (838)             246
                  U. S. Treasury Obligations    155,182          405,672
                  Prepaid commissions                              1,658
                  Accrued commissions payable     6,535            9,922
                  Management and incentive
                    fees payable                  3,501            7,824
                  Accounting fees payable           372              402
                  Auditing fees payable           3,000            2,350
                  Due to partners               (29,261)            (374)

                        Net Cash Provided by
                          (Used in) Operating
                            Activities          (19,435)         167,283

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of units, net
       of sales commissions                     175,750          199,335
      Syndication and registration costs                         (19,425)
      Partner redemptions                        (9,889)        (179,281)
      Collection of new partner capital
       receivable                                25,000

                        Net Cash Provided by
                          (Used in) Financing
                            Activities          190,861              629

NET INCREASE IN CASH                            171,426          167,912

CASH -
      Beginning of period                         6,377            9,891

      End of period                           $ 177,803        $ 177,803


                     See accountants' compilation report.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The current commodity trading advisors (CTAs) are Bell Fundamental Futures, LLC and Hanseatic Corporation, who have the authority to trade so much of the Fund's equity as are allocated to them by the General Partner.

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

            Costs incurred for the current year registration with the Securities and Exchange Commission were expensed in the financial statements presented for the period ended June 30, 1999. In accordance with generally accepted accounting principles, this report charges these costs against the gross proceeds of the offering at the closing.

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

                              SEPTEMBER 30, 1999



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

      Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the three months and nine months ended September 30, 1999 since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents.


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

                              SEPTEMBER 30, 1999



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

      Allocation of Profit and Loss for Federal Income Tax Purposes -As of the end of each fiscal year, the Partnership's realized capital gain or loss, unrealized capital gain or loss on contracts marked to market, and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

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

            o 4% if such request is received prior to the end of the sixth month after the commencement of trading.

            o 3% if such request is received during the seventh to twelfth months.

            o 2% if such request is received during the thirteenth to eighteenth months.

            o 1% if such request is received during the nineteenth to twenty-fourth months.

            o      0% thereafter.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999



4.      FEES

                        The Fund is charged the following fees on a monthly basis since the commencement of trading on November 14, 1996.

            o A management fee of 4% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 2% of equity to the Fund's General Partner.

            o An incentive fee of 15% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss.

            o The Fund will pay fixed commissions of 12% (annual rate) of net assets, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.


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

                              SEPTEMBER 30, 1999



7.      CONCENTRATIONS OF CREDIT RISK

                        The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.


8.      OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at September 30. Open commodity contracts had a gross contract value of $152,300 on long positions and $498,323 on short positions at September 30, 1999.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. However, short positions would be unlimited risk. The unrealized gain on open commodity future contracts was $14,658.