Form 10-Q/A
period 1999-09-30
FREMONT FUND LTD PARTNERSHIP
filed 1999-11-15
CIK 1000181

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

The General Partner reopened the offering of limited partnership interests in the Partnership ("Units") pursuant to Post Effective Amendments to its Form S-1 registration statement effective June 1, 1999. The Units are sold at the Net Asset Value per Unit as of the end of the month in which subscriptions are received by the General Partner. During the quarter, $175,750 in Units were sold. The Partnership continues to offer Units for sale to the public. Bell Fundamental Futures, LLC has served as the Partnership's commodity trading advisor during the third quarter.

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

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The current commodity trading advisor (CTA) is Bell Fundamental Futures, LLC, who hase the authority to trade so much of the Fund's equity as is allocated to it by the General Partner.

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