Form 10-K
period 1999-12-31
FREMONT FUND LTD PARTNERSHIP
filed 2000-03-31
CIK 1000181

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 1999
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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1996, 1997 and 1998 at Registration No. 33-96292.

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 33-96292, particularly the Prospectus dated August 12, 1996, as amended by its post effective amendments, are incorporated by reference to Parts I, II, III, and IV.

                                   PART I

Item 1.  Business

On August 12, 1996, Registrant, through the efforts of its General Partner, commenced the sale of Limited Partnership Units at the price established by the General Partner of $1,000 per Unit. The Units were sold and continued to be offered through World Invest Corporation, a National Association of Securities Dealers, Inc. registered broker dealer. In November, 1996, upon the sale of a total of $600,000 in face amount of Units, the Registrant terminated the escrow established to collect the initial sales proceeds and
commenced its principal business, the trading of commodities.   It is
presently engaged in the trade of commodities and expects that activity to be continuous.

Mr. Michael Frischmeyer, a National Futures Association registered commodity trading advisor ("CTA") was originally the sole person authorized by the Registrant to select trades. However, because the trading results had produced losses of 28% since inception of trading, the General Partner, has selected other CTAs to trade. Currently, Bell Fundamental Futures, LLC is the sole CTA. The CTA is paid a management fee of four percent (4%) of the equity assigned to it to manage plus an incentive fee of fifteen percent (15%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Registrant. The partnership agreement is included as Exhibit A to the registration statement and is incorporated herein by reference.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters occurred during the period from December 31, 1998 to December 31, 1999 or to the date of filing of this Form 10-K which were submitted to or
required a vote of the Partners.   All of the day to day management of the
Registrant is performed by its corporate General Partner. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 1999 to December 31,1999.

                                                                1999

Realized Gain (Loss) From Trading In Futures             $      89,220
Change in Unrealized Gains (Losses) on Open Contracts           (4,125)
Interest Income                                                 23,546
Management Fees                                                 26,645
Incentive Fees                                                   6,748
Net Income (Loss)                                              (16,936)
General Partner Capital                                         19,404
Limited Partner Capital                                        548,391
Total Partnership Capital                                      567,795
Net Income (Loss) Per Limited and
 General Partner Unit*                                          (20.03)
Net Asset Value Per Unit At
 End of Year                                                    643.98
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

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 1999, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided at Pages F-1 through F-10 of this Form 10-K.

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

The General Partner of the Registrant is Pacult Asset Management, Incorporated, a Delaware corporation. The General Partner is registered as a commodity pool operator pursuant to the Commodity Exchange Act and Ms. Shira Del Pacult, age 43, is its sole shareholder, director, registered principal, and executive officer. The background and qualifications of Ms. Pacult are disclosed in the Prospectus dated August 12, 1996, as amended by its post effective amendments, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which will serve as underwriter of the "best efforts" offering of the Units once sales are resumed.

Since April, 1998, the General Partner has operated a separate, privately offered commodity pool called Auburn Fund, Limited Partnership. Ms. Pacult is also the principal of the general partner of two other commodity pools, Atlas Futures Fund, Limited Partnership, which commenced business in October, 1999 and Bromwell Financial Fund, LP, which has not yet commenced business.

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

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of December 31, 1999, the General Partner owned 30 Units of Limited Partnership interests.

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

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    1. Financial Statements

       See Index to Financial Statements for the period ended December 31,
       1999.

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

(d) Reports on Form 8-K:  none

(e) Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Fremont Fund, Limited Partnership
                                    By Pacult Asset Management, Inc.
                                    Its General Partner


Date: March 31, 2000                By: s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder
                                        President and Treasurer

*******************************************************************************
                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                              FOR THE YEARS ENDED
                       DECEMBER 31, 1999, 1998 AND 1997
                       (With Auditors' Report Thereon)










                               GENERAL PARTNER:
                         Pacult Asset Management, Inc.
                                 2990 West 120
                            Fremont, Indiana  46737


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




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

      Letter of Attestation                            F-11



To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana


                         INDEPENDENT AUDITORS' REPORT


      We have audited the accompanying balance sheets of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Accountants:  Frank L. Sassetti & Co.
              Certified Public Accountants


Date:  March 3, 2000             By:
                                      Frank L. Sassetti & Co.
                                      Certified Public Accountants

                                      F-1


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                                 BALANCE SHEET

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS


                                                     1999            1998

Cash  (Note 7)                                     $  6,824       $  9,891
United States Treasury Obligations (Note 6)                        553,832
Accrued interest receivable                           2,479          2,061
Prepaid commissions                                                  1,658
Equity in Commodity Futures Trading Accounts -
      Cash (Note 6)                                 604,508         74,443
      Net unrealized gain (loss) on open
       commodity futures contracts  (Note 8)         (4,125)

                                                   $609,686       $641,885




      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
      Accrued commissions payable                  $  1,555       $
      Accrued management fees payable                 2,903          6,314
      Accrued accounting fees payable                 2,339          1,306
      Accrued auditing fees payable                   6,845          1,495
      Partner redemptions payable                    28,249         10,262

            Total Liabilities                        41,891         19,377


PARTNERS' CAPITAL
      Limited partners - (851.57 units and 879.78
       units in 1999 and 1998, respectively)        548,391        601,895
      General partner - (30.13 units)                19,404         20,613

            Total Partners' Capital                 567,795        622,508

                                                   $609,686       $641,885


                       FREMONT FUND, LIMITED PARTNERSHIP
                        (An Indiana Limited Partnership)

                            STATEMENT OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                              1999       1998       1997

REVENUES
      Realized gain (loss) from trading
       in futures                           $  89,220  $11,037   $  (1,667)
      Realized gain from trading options        2,390   20,482      24,413
      Realized gain (loss) on exchange
       rate fluctuation                            31     (367)        335
      Changes in unrealized gains (loss) on
       open commodity futures contracts        (4,125)   2,880     (20,769)
      Interest income                          23,546   37,716      49,620
      Redemption penalty income                          4,276         236

            Total Revenues                    111,062   76,024      52,168


EXPENSES
      Commissions                              60,669   90,478     112,058
      Management fees                          26,645   46,097      57,264
      Incentive fees                            6,748    4,390
      Professional accounting and legal fees 32,292 26,582 27,137 Other operating and administrative
       expenses                                 1,644      445       1,382
      Amortization of organization costs                   915       1,220

            Total Expenses                    127,998  168,907     199,061


NET INCOME (LOSS)                           $ (16,936)$(92,883)  $(146,893)


NET INCOME (LOSS) -
      Limited partnership unit              $  (20.03)$ (91.71)  $ (119.19)

      General partnership unit              $  (40.13)$ (51.81)  $  (98.90)




                       FREMONT FUND, LIMITED PARTNERSHIP
                        (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                          Limited       General            Total
                         Partners       Partners      Partners' Equity
                     Amount    Units   Amount  Units  Amount     Units

Balance -
 December 31, 1996  $768,498    876   $25,154   30   $793,652      906

Additions of
 362 units           331,221    362                   331,221      362

Withdrawals of
 31 units            (23,724)   (31)                  (23,724)     (31)

Net loss            (143,913)          (2,980)       (146,893)

Balance -
 December 31, 1997   932,082  1,207    22,174   30    954,256    1,237

Withdrawals of
 327 units          (238,865)  (327)                 (238,865)    (327)

Net loss             (91,322)          (1,561)        (92,883)

Balance -
 December 31, 1998   601,895    880  $ 20,613   30   $622,508      910

Additions of
 331 units           199,321    331                   199,321      331

Withdrawals of
 359 units          (237,098)  (359)                 (237,098)    (359)

Net loss             (15,727)          (1,209)        (16,936)

Balance -
 December 31, 1999  $548,391    852  $ 19,404   30   $567,795      882


                         December 31,     December 31,     December 31,
                            1999              1998             1997

Value per unit            $ 643.98         $ 684.14          $ 771.05

Total partnership units     881.70           909.91          1,237.60


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                          1999          1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $ (16,936)    $ (92,883)   $(146,893)
  Adjustments to reconcile net income
   to net cash provided by operating
    activities -
     Amortization of organization costs                    915        1,220
     Changes in operating assets and
      liabilities -
       Equity in Commodity Future
        Trading Accounts                (525,940)       39,271      180,590
       Accrued interest receivable          (418)        6,693       (6,375)
       U. S. Treasury Obligations        553,832       279,328     (470,508)
       Prepaid commissions                 1,658        (1,658)
       Accrued commissions payable         1,555       (12,666)      (1,396)
       Management and incentive
        fees payable                      (3,411)         (230)       2,994
       Accounting fees payable             1,033          (717)       1,289
       Auditing fees payable               5,350        (2,005)       3,500
       Due to partners                    17,987        (3,321)       2,723

            Net Cash Provided by
              (Used in) Operating
                Activities                34,710       212,727     (432,856)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                  218,746                    331,221
  Syndication and registration costs     (19,425)
  Partner redemptions                   (237,098)     (238,865)     (23,724)

            Net Cash Provided by
              (Used in) Financing
                Activities               (37,777)     (238,865)     307,497

NET INCREASE (DECREASE) IN CASH           (3,067)      (26,138)    (125,359)

CASH -
  Beginning of period                      9,891        36,029      161,388

  End of period                        $   6,824     $   9,891    $  36,029


                       FREMONT FUND, LIMITED PARTNERSHIP
                        (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the General Partner and the commodity pool operator (CPO) of Fremont Fund, Limited Partnership. The commodity trading advisor (CTA) is Bell Fundamental, who has the authority to trade so much of the Fund's equity as is allocated to it by the General Partner.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Registration Costs - Costs incurred for the initial registration with the Securities and Exchange Commission, National Association of Securities Dealers, Inc., Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made and secondary registration costs were accumulated, deferred and charged against the gross proceeds of offering at the respective closings. Recurring registration costs, if any, will be charged to expense as incurred.

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

                       DECEMBER 31, 1999, 1998 AND 1997


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

      Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 1999, 1998 and 1997 since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents.


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

                       DECEMBER 31, 1999, 1998 AND 1997



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

      Allocation of Profit and Loss for Federal Income Tax Purposes -As of the end of each fiscal year, the Partnership's capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

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

                       DECEMBER 31, 1999, 1998 AND 1997



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

                       DECEMBER 31, 1999, 1998 AND 1997



7.      CONCENTRATIONS OF CREDIT RISK

                        The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.


8.      OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $136,800 on short positions at December 31, 1999. There were no open commodity contracts as of December 31, 1998. Open commodity contracts had a gross contract value of $272,220 on long positions at December 31, 1997.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain (loss) on open commodity future contracts at December 31, 1999, 1998 and 1997 was $(4,125), $0 and $(2,880),
respectively.


