Form 10-Q
period 2000-03-31
FREMONT FUND LTD PARTNERSHIP
filed 2000-05-12
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the first quarter ended March 31, 2000 and year to date are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Bell Fundamental Futures, LLC.

The Units are sold at the Net Asset Value per Unit as of the end of the month in which subscriptions are received by the General Partner. The Partnership continues to offer Units for sale to the public.

To obtain a return of invested capital or appreciation, if any, purchasers of Units must look solely to the redemption feature of the Partnership or to the General Partner, in its sole judgment, to elect to make distributions. There is no current market for the Units sold and none is expected to develop nor is the General Partner expected to make distributions.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) 	None    (b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                        Fremont Fund, Limited Partnership
                                   By Pacult Asset Management, Incorporated
                                   Its General Partner


                                   By:  /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President and Treasurer
Date: May 12, 2000



                     The Fremont Fund Limited Partnership
                        (An Indiana Limited Partnership)
                            Statement of Operations
                             For the Quarter Ended
                                March 31, 2000
                                  (unaudited)


                                                      1st         Year to
                                                    Quarter         Date

Income:
  Interest Paid By Brokers                          6,903.19       6,903.19
  Realized Gain Federal Securities                    188.33         188.33
  Realized Gain (Loss) from Futures Trading       (16,274.00)    (16,274.00)
  Change in Open Trade Equity Futures Positions     4,125.00       4,125.00
  Realized Gain (Loss) from Options Trading             0.00           0.00
  Change in Unrealized Gain (Loss) Option Positions     0.00           0.00
  Gain (Loss) Due to Currency Conversions FX            0.00           0.00
  Redemption Penalty Income                             0.00           0.00

  Total Income from Operations                     (5,057.48)     (5,057.48)

Expenses:
  Org. & Syndication Costs Expensed                     0.00           0.00
  Brokerage Commissions Paid                       15,381.19      15,381.19
  CTA Management Fees                               5,127.17       5,127.17
  GP Incentive Fees                                     0.00           0.00
  GP Management Fees                                2,799.13       2,799.13
  Operating & Administrative Expenses                  92.52          92.52
  Reporting Costs                                   2,641.20       2,641.20
  Audit Fees                                        2,000.00       2,000.00
  Legal Fees                                        3,620.00       3,620.00

  Total Expenses from Operations                   31,661.21      31,661.21


Net Income from Operations                        (36,718.69)    (36,718.69)

  End of Period Net Asset Value Per Unit              601.76         601.76
  % Increase (Decrease) in N.A. V. Per Unit            -6.56%         -6.56%




                   (Prepared from accounts without audit)
                                      by
                           James D. Hepner & Company



                     The Fremont Fund Limited Partnership
                       (An Indiana Limited Partnership)
                       Statement of Financial Condition
                                     as of
                                March 31, 2000
(unaudited)


                                    ASSETS

                                                                3/31/00

Cash in Checking - Star Financial Bank  (Note 7)                  7,088

Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                                 124,482
  Federal Securities at Cost (Plus: Accrued Interest)           394,789
  Unrealized Gain (Loss) on Open Futures and Option Contracts         0
Interest Receivable from Brokers                                  2,165
Cost of Options Held Long                                             0
Undeposited New Partner Capital                                       0

      Total Assets                                             $528,525



                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Management Fees Payable to Commodity Trading Advisors           1,630
  Incentive Fees Payable to General Partner                           0
  Management Fees Payable to General Partner                        915
  Reporting Costs Payable                                         1,200
  Audit Fees Accrued                                              4,920
  Commissions Payable to Introducing Broker                         589
  Selling Commissions Due to Introducing Broker                  (1,839)
  Partner Redemptions Payable                                         0

      Total Liabilities                                        $  7,415


Partners' Capital :
  General Partner   30.13 Units at Per Unit of 601.762410        18,132
  Limited Partners 835.84 Units at Per Unit of 601.762410       502,979

      Total Partners' Capital                                  $521,110

Total Liabilities And Partners' Capital                        $528,525


                    (Prepared from accounts without audit)
                                      by
                           James D. Hepner & Company