Form 10-Q
period 2000-06-30
FREMONT FUND LTD PARTNERSHIP
filed 2000-08-14
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the second quarter ended June 30, 2000 and year to date are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Bell Fundamental Futures, LLC.

The Units are sold at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner. The Partnership continues to offer Units for sale to the public.

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

(b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                        Fremont Fund, Limited Partnership
                                   By Pacult Asset Management, Incorporated
                                   Its General Partner


                                   By:  /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President and Treasurer
Date: August 14, 2000






                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                      FOR THE THREE MONTHS AND SIX MONTHS
                        ENDED JUNE 30, 2000 (Unaudited)
                     AND THE YEAR ENDED DECEMBER 31, 1999
                        (With Auditor's Report Thereon)
































                               GENERAL PARTNER:
                         Pacult Asset Management, Inc.
                               5916 N. 300 West
                            Fremont, Indiana 46737




To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana

Independent Auditors' Report


                    We have audited the accompanying balance sheet of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Accountants:                              Frank L. Sassetti & Co.
                                          Certified Public Accountants


Date:   March 21, 2000                    By: /s/ Frank L. Sassetti & Co.
                                          Frank L. Sassetti & Co.
                                          Certified Public Accountants


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                                 BALANCE SHEET

                      JUNE 30,2000 AND DECEMBER 31, 1999

                                    ASSETS


                                             2000 (Unaudited)       1999

Cash (Note 7)                                  $156,731          $  6,824
United States Treasury Obligations (Note 6)     276,036
Accrued interest receivable                         642             2,479
Prepaid commissions                                 887
Equity in Commodity Futures Trading Accounts -
 Cash (Note 6)                                   39,371           604,508
 Net unrealized gain (loss) on open
  commodity futures  contracts (Note 8)          26,735            (4,125)

                                               $500,402          $609,686

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                  $                 $  1,555
  Accrued management fees payable                 5,440             2,903
  Accrued accounting fees payable                   862             2,339
  Accrued auditing fees payable                   2,070             6,845
  Partner redemptions payable                   181,520            28,249

       Total Liabilities                        189,892            41,891

PARTNERS' CAPITAL
  Limited partners  (439.37 units and 851.57
   units in 2000 and 1999, respectively)        290,714           548,391
  General partner (30.13 units)                  19,936            19,404

      Total Partners' Capital                   310,650           567,795


                                               $500,542          $609,686










                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF OPERATIONS

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999


                                      Three Months    Six Months
                                          Ended         Ended
                                      June 30, 2000  June 30, 2000
                                       (Unaudited)    (Unaudited)     1999

REVENUES
  Realized gain from trading
   in futures                           $20,000        $3,726       $89,220
  Realized gain from trading options                                  2,390
  Realized gain on exchange rate
   fluctuation                                                           31
  Changes in unrealized gains (loss) on
   open commodity futures contracts      26,875        31,000        (4,125)
  Interest Income                         6,958        14,049        23,546
  Redemption penalty income               1,712         1,712

                                         55,545        50,487       111,062

EXPENSES
  Commissions                            13,010        28,391        60,669
  Management fees                         6,814        14,740        26,645
  Incentive fees                                                      6,748
  Professional accounting and legal fees  7,335        15,597        32,292
  Other operation and administrative
   expenses                                 255           347         1,644

    Total Expenses                       27,414        59,075       127,998

NET INCOME (LOSS)                       $28,131       $(8,588)     $(16,936)

NET INCOME (LOSS) -
    Limited partnership unit             $35.93       $(11.57)      $(20.03)

    General partnership unit             $59.87       $(17.66)      $(40.13)











                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999


                                      Three Months    Six Months
                                          Ended         Ended
                                      June 30, 2000  June 30, 2000
                                       (Unaudited)    (Unaudited)     1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                     $  28,131     $  (8,588)  $ (16,936)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
   Changes in operating assets and
    liabilities -
    Equity in Commodity Futures
     Trading Accounts                      58,236       534,137    (525,940)
    Accrued interest receivable             1,712         1,837        (418)
    U.S. Treasury Obligations             118,565      (276,036)    553,832
    Prepaid commissions                       363          (887)      1,658
    Accrued commissions payable                          (1,555)      1,555
    Management and incentive fees payable   2,896         2,537      (3,411)
    Accounting fees payable                  (338)       (1,477)      1,033
    Auditing fees payable                  (2,850)       (4,775)      5,350
    Due to partners                       181,520       153,271      17,987

        Net Cash Provided by
         Operating Activities             388,235       398,464      34,710

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                     9,183         9,183     218,746
  Syndication and registration costs                                (19,425)
  Partner redemptions                    (247,775)     (257,740)   (237,098)

        Net Cash (Used in)
         Financing Activities            (238,592)     (248,557)    (37,777)

NET INCREASE (DECREASE) IN CASH           149,643       149,907      (3,067)

CASH
  Beginning of period                       7,088         6,824       9,891

  End of period                          $156,731      $156,731      $6,824




                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

                   FOR THE THREE MONTHS ENDED  JUNE 30, 2000
                                  (Unaudited)


                           LIMITED PARTNERS GENERAL PARTNERS TOTAL PARTNERS'
                                                                 EQUITY

                            Amount   Units   Amount   Units   Amount   Units

Balance April 1, 2000     $502,979      836 $ 18,132      30 $521,111    866

Addition of 15 units         9,183       15                     9,183     15

Withdrawal of 31 units    (247,775)    (412)                 (247,775)  (412)

Net income                  26,327             1,804           28,131

Balance - June 30, 2000   $290,714      439  $19,936      30 $310,650    469



    Value per unit                                            $661.66

    Total partnership units                                    469.50
























                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

          FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited) AND  THE
                         YEAR ENDED DECEMBER 31, 1999


                           LIMITED PARTNERS GENERAL PARTNERS TOTAL PARTNERS'
                                                                 EQUITY

                            Amount   Units   Amount   Units   Amount   Units

Balance -
December 31, 1998          $ 601,895    880 $  20,613     30 $622,508    910

Addition of 331 units        199,321    331                   199,321    331

Withdrawal of 359 units     (237,098)  (359)                 (237,098)  (359)

Net loss                     (15,727)          (1,209)        (16,936)

Balance -
December 31, 1999          $ 548,391    852 $  19,404     30 $567,795    882

Addition of 15 units           9,183     15                     9,183     15
(Unaudited)

Withdrawal of 428 units     (257,740)  (428)                 (257,740)  (428)
(Unaudited)

Net Income (loss)
(Unaudited)                   (9,120)             532          (8,588)

Balance -
June 30, 2000
(Unaudited)                $ 290,714    439 $  19,936     30 $310,650    469


                               June 30, 2000              December 31,
                                (Unaudited)                   1999

    Value per unit                $661.66                   $643.98

    Total partnership units        469.50                    891.70







                  The accompanying notes are an integral part
                         of the financial statements.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                June 30, 2000 (Unaudited) and December 31, 1999

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                        Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund is engaged in the speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. is the general partner and commodity pool operator of Fremont Fund, Limited Partnership. The commodity trading advisor (CTA) is Bell Fundamental, who has the authority to trade so much of the Fund's equity as is allocated to it by the General Partner.

    Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

    Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Association of Securities Dealers, Inc., National Futures Association (the "NFA") and the states where the offering was made and secondary registration costs were accumulated, deferred and charged against the gross proceeds of offering at the respective closings. Recurring registration costs, if any, will be charged to expense as incurred.

    Revenue Recognition - Commodity futures contracts are recorded on the trade date and will be reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

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

    Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the three and six months ended June 30, 2000 or the year ended December 31, 1999, since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents.

                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                June 30, 2000 (Unaudited) and December 31, 1999

2.    GENERAL PARTNER DUTIES

                        The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

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

    Redemption - No partner may redeem or liquidate any units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the partnership at the net asset value per unit on the last day of any month on ten days prior written request to the General Partner. A redemption fee payable to the partnership of a percentage of the value of the redemption request is charged pursuant to the following schedule. This fee is to be applied first to pay organization and initial registration costs of the Partnership and, thereafter, to the benefit of the other Partners in proportion to their capital accounts.


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                June 30, 2000 (Unaudited) and December 31, 1999

3.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

    4% if such request is received prior to the end of the sixth month after the commencement of trading.

    3% if such request is received during the seventh to twelfth months.

    2% if such request is received during the thirteenth to eighteenth months.

    1% if such request is received during the nineteenth to twenty-forth months.

    0% thereafter.

4.    FEES

                        The Fund is charged the following fees on a monthly basis since the commencement of trading on November 14, 1996.

    A management fee of 4% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 2% of the Fund's net assets allocated to all CTA's will be paid to the Fund's Corporate General Partners.

    An incentive fee of 15% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

    The Fund will pay fixed commissions of 12% (annual rate) of assets assigned to be traded, payable monthly, to the introducing broker affiliated with the General Partners. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.

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


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                June 30, 2000 (Unaudited) and December 31, 1999

6.    PLEDGED ASSETS

                        The U. S. Treasury Obligations and cash in trading accounts are pledged as collateral for commodities trading on margin.

7.    CONCENTRATIONS OF CREDIT RISK

                        The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

8.    OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $311,250 and $136,800 on short positions at June 30, 2000 and December 31, 1999, respectively.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain (loss) on open commodity future contracts at June 30, 2000 and December 31, 1999 was $31,000 and $(4,125),
respectively.