Form 10-Q
period 2000-09-30
FREMONT FUND LTD PARTNERSHIP
filed 2000-11-15
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 2000, nine months ended September 30, 2000, and audited results for the calendar year 1999 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

From July 1 to until August 31, 2000, pursuant to the terms of the Limited Partnership Agreement, Registrant engaged in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Bell Fundamental Futures, LLC (the "CTA").

Since then, the General Partner caused the CTA to cease trading and allowed the Partners to redeem their Units of Limited Partnership Interest without penalty. The Registrant does not expect to engage in any future business other than to cause its dissolution pursuant to Indiana law.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) 	None    (b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                          Fremont Fund, Limited Partnership
                                     By Pacult Asset Management, Incorporated
                                     Its General Partner


                                     By: /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date: November 14, 2000















                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                     FOR THE THREE MONTHS AND NINE MONTHS
                     ENDED SEPTEMBER 30, 2000 (Unaudited)
                     AND THE YEAR ENDED DECEMBER 31, 1999
                        (With Auditor's Report Thereon)






























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



Accountants:                              Frank L. Sassetti & Co.
                                          Certified Public Accountants




Date:  November 6, 2000                   By: /s/ Frank L. Sassetti & Co.
                                              Frank L. Sassetti & Co.
                                              Certified Public Accountants



                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                                 BALANCE SHEET

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                    ASSETS
                                                  2000              1999
                                               (Unaudited)        (audited)

Cash (Note 7)                                  $   25,540        $    6,824
Accrued interest receivable                                           2,479
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                                     604,508
  Net unrealized gain (loss) on open
   commodity futures  contracts (Note 8)                             (4,125)

                                               $   25,540        $  609,686

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                  $                 $    1,555
  Accrued management and incentive fees
   payable                                          4,067             2,903
  Accrued accounting fees payable                   1,473             2,339
  Accrued auditing fees payable (Note 7)           20,000             6,845
  Partner redemptions payable                                        28,249

          Total Liabilities                        25,540            41,891

PARTNERS' CAPITAL
  Limited partners  (0 units and 851.57 units
   in 2000 and 1999, respectively)                                  548,391
  General partner (0 units and 30.13 units
  in 2000 and 1999, respectively)                                    19,404

          Total Partners' Capital                                   567,795

                                                  $25,540        $  609,686













                  The accompanying notes are an integral part
                         of the financial statements.


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999

                                       Three Months   Nine Months
                                          Ended          Ended
                                       Sep. 30, 2000 Sep. 30, 2000    1999
                                       (Unaudited)    (Unaudited)  (audited)

REVENUES
  Realized gain from trading in futures   $ 47,395     $ 51,121    $89,220
  Realized gain from trading options                                 2,390
  Realized gain on exchange rate
   fluctuation                                                          31
  Changes in unrealized gains (loss) on
   open commodity futures contracts        (26,875)       4,125     (4,125)
  Interest Income                            2,702       16,751     23,546
  Redemption penalty income                  2,569        4,281

                                            25,791       76,278    111,062

EXPENSES
  Commissions                                4,251       32,642     60,669
  Management fees                            2,269       17,009     26,645
  Incentive fees                             3,002        3,002      6,748
  Professional accounting and legal fees    21,780       37,377     32,292
  Other operation and administrative
   expenses                                  1,789        2,136      1,644

          Total Expenses                    33,091       92,166    127,998

NET INCOME (LOSS)                         $ (7,300)    $(15,888)  $(16,936)

NET INCOME (LOSS) -
  Limited partnership unit                $ (15.45)    $ (21.87)  $ (20.03)

  General partnership unit                $ (46.80)    $ (29.14)  $ (40.13)












                  The accompanying notes are an integral part
                         of the financial statements.


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                            STATEMENT OF CASH FLOWS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999

                                       Three Months   Nine Months
                                          Ended          Ended
                                       Sep. 30, 2000 Sep. 30, 2000    1999
                                       (Unaudited)    (Unaudited)  (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                     $  (7,300) $   (15,888)$   (16,936)
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts                    66,246      600,383    (525,940)
      Accrued interest receivable             642        2,479        (418)
      U.S. Treasury Obligations           276,036                  553,832
      Prepaid commissions                     887                    1,658
      Accrued commissions payable                       (1,555)      1,555
      Management and incentive fees
       Payable                             (1,373)       1,164      (3,411)
      Accounting fees payable                 611         (866)      1,033
      Auditing fees payable                17,930       13,155       5,350
      Due to partners                    (181,520)     (28,249)     17,987

          Net Cash Provided by
           Operating Activities           172,159      570,623      34,710

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                  9,183     218,746
  Syndication and registration costs                               (19,425)
  Partner redemptions                    (303,350)    (561,090)   (237,098)

          Net Cash (Used in)
           Financing Activities          (303,350)    (551,907)    (37,777)

NET INCREASE (DECREASE) IN CASH          (131,191)      18,716      (3,067)

CASH
  Beginning of period                     156,731        6,824       9,891

  End of period                         $  25,540  $    25,540 $     6,824





                  The accompanying notes are an integral part
                         of the financial statements.


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance
 July 1, 2000      $290,714     439    $ 19,936     30  $  310,650      469

Withdrawal of
 469 units         (284,824)   (439)    (18,526)   (30)   (303,350)    (469)

Net (loss)           (5,890)             (1,410)            (7,300)

Balance -
 Sep. 30, 2000     $                   $                $



          Value per unit                                $

          Total partnership units                       $



























                  The accompanying notes are an integral part
                         of the financial statements.


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited) AND  THE
                         YEAR ENDED DECEMBER 31, 1999

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
 December 31, 1998 $ 601,895    880    $ 20,613     30  $  622,508      910

Addition of
 331 units           199,321    331                        199,321      331

Withdrawal of
 359 units          (237,098)  (359)                      (237,098)    (359)

Net loss             (15,727)            (1,209)           (16,936)

Balance -
 December 31, 1999 $ 548,391    852    $ 19,404     30  $  567,795      882

Addition of 15
 units (Unaudited)     9,183     15                          9,183       15

Withdrawal of 897
units (Unaudited)   (542,564)  (867)    (18,526)   (30)   (561,090)    (897)

Net Income (loss)
 (Unaudited)         (15,010)              (878)           (15,888)

Balance -
 Sep. 30, 2000
 (Unaudited)       $                   $                $


                              September 30, 2000    December 31,
                                  (Unaudited)           1999

  Value per unit                 $                   $  643.98

  Total partnership units                               881.70









                  The accompanying notes are an integral part
                         of the financial statements.


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             September 30, 2000 (Unaudited) and December 31, 1999

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund was engaged in the speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. was the general partner and commodity pool operator of Fremont Fund, Limited Partnership. The commodity trading advisor (CTA) was Bell Fundamental Futures, LLC, which had the authority to trade so much of the Fund's equity as was allocated to it by the General Partner. During August of 2000, the general partner elected to close the Fund. All partners were paid out their distributive shares. About $25,000 was left in the Fund to cover expected costs to close out the Fund.

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

      Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

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

      Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the three and nine months ended September 30, 2000 or the year ended December 31, 1999, since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents.


                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             September 30, 2000 (Unaudited) and December 31, 1999

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

      Redemption - No partner may redeem or liquidate any units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the partnership at the net asset value per unit on the last day of any month with prior written request to the General Partner. A redemption fee payable to the partnership of a percentage of the value of the redemption request is charged pursuant to the following schedule. This fee is to be applied first to pay organization and initial registration costs of the Partnership and, thereafter, to the benefit of the other Partners in proportion to their capital accounts.



                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             September 30, 2000 (Unaudited) and December 31, 1999

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



                       FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             September 30, 2000 (Unaudited) and December 31, 1999

6.    PLEDGED ASSETS

      The U. S. Treasury Obligations and cash in trading accounts are pledged as collateral for commodities trading on margin.

7.    ACCRUED AUDITING FEES PAYABLE

      Due to the fact that the Fund is closing down an estimate to complete the final audit and tax preparation has been recorded.

8.    CONCENTRATIONS OF CREDIT RISK

      The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

9.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $0 and $136,800 on short positions at September 30, 2000 and December 31, 1999, respectively.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain (loss) on open commodity future contracts at September 30, 2000 and December 31, 1999 was $4,125 and $(4,125),
respectively.