Form 10-K
period 2000-12-31
FREMONT FUND LTD PARTNERSHIP
filed 2001-04-02
CIK 1000181

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2000
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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1996, 1997, 1998 and 1999 at Registration No. 33-96292.

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

From January 1, 2000 to June, 2000, pursuant to the terms of the Limited Partnership Agreement, Registrant engaged in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Bell Fundamental Futures, LLC (the "CTA").

In July, 2000, the General Partner instructed the CTA to cease trading, in August, 2000 all trading stopped, and the Partners Units were distributed, less reserves for expenses, without penalty. The Registrant does not expect to engage in any future business other than to wind up its affairs and cause its dissolution pursuant to Indiana law.

None of the purchasers of Limited Partnership Units have had a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership have been sent to all purchasers of Units at the end of each month. The General Partner provided its management services for a management fee of two percent (2%) per year payable at the rate of one-sixth of one percent (1/6th of 1%) per month.

Futures Investment Company, an introducing broker which is Affiliated with the General Partner, provided all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for one percent (1%) of total equity per month [twelve percent (12%) per year] on deposit at ABN AMRO, the independent futures commission merchant selected by the General Partner to hold the funds of the partnership.

The Commodity Futures Exchange Commission, pursuant to the Commodity Exchange Act, regulates the business of the Partnership. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky.
For a complete description of the risks and regulation of the business of the Partnership, see the Registration Statement for the partnership on file with the Securities and Exchange Commission at No. 33-96292, particularly the Prospectus dated August 12, 1996, as amended by its post effective amendments, which are incorporated herein by reference.

Item 2.  Properties

Registrant has redeemed all of the Partners' equity in the Partnership, except for a small reserve for winding up the Partnership's affairs maintained in a bank account at a commercial bank.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters occurred during the period from December 31, 1999 to December 31, 2000 or to the date of filing of this Form 10-K which were submitted to or
required a vote of the Partners.   The corporate General Partner has
performed all of the day-to-day management of the Registrant. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, were limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

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

The Partnership has always had less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Prospectus dated August 12, 1996, as amended by its post effective amendments, particularly the Partnership Agreement attached as Exhibit A, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2000 to December 31, 2000.
                                                                    2000
Realized Gain (Loss) From Trading In Futures                   $  51,131
Change in Unrealized Gains (Losses) on Open Contracts              4,125
Interest Income                                                   16,989
Management Fees                                                  (17,009)
Incentive Fees                                                    (3,002)
Net Income (Loss)                                                (10,963)
General Partner Capital                                                0
Limited Partner Capital                                                0
Total Partnership Capital                                              0
Net Income (Loss) Per General Partner Unit                        (16.56)
Net Income (Loss) Per Limited Partner Unit                        (15.25)
 Net Asset Value Per Unit At End of Year                               0
----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus that was filed with the Securities and Exchange Commission are substantial. The results of the partial year 1996 reflected the absorption of these costs by the Partnership.

The Partnership Agreement grants the right to the General Partner to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Prospectus dated August 12, 1996, as amended by its post effective amendments, incorporated by reference herein, for an explanation of the operation of the Partnership.

The General Partner elected to terminate the Partnership and wind-up its affairs. All remaining equity, less reserves for expenses, will be distributed to the Partners in an amount equal to their percentage interest in the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 2000, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant is an Indiana Limited Partnership that acts through its corporate general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partner of the Registrant is Pacult Asset Management, Incorporated, a Delaware corporation. The General Partner is registered as a commodity pool operator pursuant to the Commodity Exchange Act and Ms. Shira Del Pacult, age 44, is its sole shareholder, director, registered principal, and executive officer. The background and qualifications of Ms. Pacult are disclosed in the Prospectus dated August 12, 1996, as amended by its post effective amendments, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which served as underwriter of the "best efforts" offering of the Units.

Since April 1998, the General Partner has operated a separate, privately offered commodity pool called Auburn Fund, Limited Partnership. Ms. Pacult is also the principal of the general partner of two other publicly offered commodity pools, Atlas Futures Fund, Limited Partnership, which commenced business in October, 1999 and Bromwell Financial Fund, LP, which commenced business in July, 2000.

Item 11.  Executive Compensation.

The Registrant has paid its General Partner a management fee of two percent (2%) per year, payable monthly, to serve the Partnership in an executive
capacity.   All operating costs related to management of the Partnership, including compensation to Ms. Pacult, were paid from that management fee. Since the redemption of all Partner capital, no management fee has been paid to the General Partner.

Ms. Pacult has also earned compensation from the sale of the Units through the Affiliated selling broker and from the fixed commissions paid by the Partnership to the Affiliated introducing broker. The amounts paid to the affiliated companies that resulted in compensation to Ms. Pacult are disclosed in the Prospectus dated August 12, 1996, as amended by the post effective amendments, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) No Partner owns more than five percent (5%) of the total equity of the Partnership.

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of December 31, 2000, the General Partner owned no Units of Limited Partnership interests as there was no Partnership equity.

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

Item 13.  Certain Relationships and Related Transactions.

The General Partner has had sole discretion over the selection of trading advisors. The Affiliated introducing broker was paid a fixed commission for trades and, therefore, the General Partner had a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Prospectus dated August 12, 1996, as amended by its post effective amendments, which are incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements

      See Index to Financial Statements for the period ended December 31, 2000.

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

(d)   Reports on Form 8-K:  none

(e)   Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Fremont Fund, Limited Partnership
                                    By Pacult Asset Management, Inc.
                                    Its General Partner


Date: March 30, 2001                By: s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder
                                        President and Treasurer

*******************************************************************************
                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                        YEARS ENDED DECEMBER 31, 2000,
                                1999 AND 1998
                       (With Auditors' Report Thereon)





















                               GENERAL PARTNER:
                        Pacult Asset Management, Inc.
                               5916 N. 300 West
                            Fremont, Indiana 46737


                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                              TABLE OF CONTENTS

                                                           Page

Independent Auditors' Report                               F - 1

Financial Statements -
  Balance Sheet                                            F - 2

  Statement of Operations                                  F - 3

  Statement of Partners' Equity                            F - 4

  Statement of Cash Flows                                  F - 5

  Notes to Financial Statements                        F - 6 - F - 10






To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana

Independent Auditors' Report


      We have audited the accompanying balance sheet of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 2000, and 1999 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



Accountants:                          Frank L. Sassetti & Co.
                                      Certified Public Accountants


Date:   March 25, 2001	              By: /s/ Frank L. Sassetti & Co.
                                          Frank L. Sassetti & Co.
                                          Certified Public Accountants

*******************************************************************************
                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                        YEARS ENDED DECEMBER 31, 2000,
                                1999 AND 1998
                       (With Auditors' Report Thereon)





















                               GENERAL PARTNER:
                        Pacult Asset Management, Inc.
                               5916 N. 300 West
                            Fremont, Indiana 46737


                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                              TABLE OF CONTENTS

                                                           Page

Independent Auditors' Report                               F - 1

Financial Statements -
  Balance Sheet                                            F - 2

  Statement of Operations                                  F - 3

  Statement of Partners' Equity                            F - 4

  Statement of Cash Flows                                  F - 5

  Notes to Financial Statements                        F - 6 - F - 10






To The Partners
Fremont Fund, Limited Partnership
Fremont, Indiana

Independent Auditors' Report


      We have audited the accompanying balance sheet of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 2000, and 1999 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREMONT FUND, LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.



Accountants:                          Frank L. Sassetti & Co.
                                      Certified Public Accountants


Date:   March 25, 2001	              By: /s/ Frank L. Sassetti & Co.
                                          Frank L. Sassetti & Co.
                                          Certified Public Accountants


                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                                BALANCE SHEET

                          DECEMBER 31, 2000 AND 1999

ASSETS


                                                    2000(Note 9)    1999

  Cash (Note 7)                                     $             $   6,824
  Accrued interest receivable                                         2,479
  Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                                     604,508
  Net unrealized gain (loss) on open
  commodity futures  contracts (Note 8)                              (4,125)

                                                    $              $609,686

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                       $              $  1,555
  Accrued management and incentive fees payable                       2,903
  Accrued accounting fees payable                                     2,339
  Accrued auditing fees payable                                       6,845
  Partner redemptions payable                                        28,249

          Total Liabilities                                          41,891

PARTNERS' CAPITAL
  Limited partners  (0 units and 851.57 units
    in 2000 and 1999, respectively)                                 548,391
  General partner (0 units and 30.13 units
    in 2000 and 1999, respectively)                                  19,404

          Total Partners' Capital                                   567,795


                                                    $              $609,686











                 The accompanying notes are an integral part
                         of the financial statements.
                                    F - 2


                           STATEMENT OF OPERATIONS

               FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            2000        1999        1998

REVENUES
  Realized gain from trading
   in futures                            $  51,131   $  89,220    $  11,037
  Realized gain from trading options                     2,390       20,482
  Realized gain (loss) on exchange rate
   fluctuation                                              31         (367)
  Changes in unrealized gains (loss) on
   open commodity futures contracts          4,125      (4,125)       2,880
  Interest Income                           16,989      23,546       37,716
  Redemption penalty income                              4,281        4,276

                                            76,526     111,062       76,024

EXPENSES
  Commissions                               32,642      60,669       90,478
  Management fees                           17,009      26,645       46,097
  Incentive fees                             3,002       6,748        4,390
  Professional accounting and legal fees    34,110      32,292       26,582
  Other operation and administrative
   expenses                                    726       1,644          445
  Amortization of organization costs                                    915

             Total Expenses                 87,489     127,998      168,907

NET INCOME (LOSS)                        $ (10,963)  $ (16,936)   $ (92,883)

NET INCOME (LOSS) -
  Limited partnership unit               $  (15.25)  $  (20.03)   $  (91.71)

  General partnership unit               $  (16.56)  $  (40.13)   $  (51.81)

















                 The accompanying notes are an integral part
                         of the financial statements.
                                    F - 3


                      FREMONT FUND, LIMITED PARTNERSHIP
                      ( An Indiana Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY
               FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units
Balance -
December 31, 1997  $932,082    1,207  $  22,174     30   $954,256     1,237

Withdrawals of
 327 units         (238,865)    (327)                    (238,865)     (327)

Net loss            (91,322)             (1,561)          (92,883)

Balance -
December 31, 1998   601,895      880     20,613     30    622,508       910

Additions of
 331 units          199,321      331                      199,321       331

Withdrawals of
 359 units         (237,098)    (359)                    (237,098)     (359)

Net loss            (15,727)             (1,209)          (16,936)

Balance -
 December 31, 1999  548,391      852     19,404     30    567,795       882

Additions of
 15 units             9,183       15                        9,183        15

Withdrawals of
 897 units         (547,110)    (867)   (18,905)   (30)  (566,015)     (897)

Net loss            (10,464)               (499)          (10,963)

Balance -
December 31, 2000  $                  $                  $













                 The accompanying notes are an integral part
                         of the financial statements.
                                    F - 4


                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)
                           STATEMENT OF CASH FLOWS

               FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                   2000      1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $(10,963) $(16,936) $(92,883)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities -
    Amortization of organization costs                                   915
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts                          600,383  (525,940)   39,271
      Accrued interest receivable                  2,479      (418)    6,693
      U.S. Treasury Obligations                            553,832   279,328
      Prepaid commissions                                    1,658    (1,658)
      Accrued commissions payable                 (1,555)    1,555   (12,666)
      Management and incentive fees payable       (2,903)   (3,411)     (230)
      Accounting fees payable                     (2,339)    1,033      (717)
      Auditing fees payable                       (6,845)    5,350    (2,005)
      Due to partners                            (28,249)   17,987    (3,321)

         Net Cash Provided by
          Operating Activities                   550,008    34,710   212,727


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net of sales
   commissions                                     9,183   218,746
  Syndication and registration costs                       (19,425)
  Partner redemptions                           (566,015) (237,098) (238,865)

         Net Cash Used in
          Financing Activities                  (556,832)  (37,777) (238,865)

NET DECREASE IN CASH                              (6,824)   (3,067)  (26,138)

CASH
  Beginning of period                              6,824     9,891    36,029

  End of period                                 $         $  6,824  $  9,891









                 The accompanying notes are an integral part
                         of the financial statements.
                                    F - 5


                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Fremont Fund, Limited Partnership (the Fund) was formed January 12, 1995. The Fund was engaged in the speculative trading of futures contracts in commodities. Pacult Asset Management, Inc. was the general partner and commodity pool operator of Fremont Fund, Limited Partnership. The commodity trading advisor (CTA) was Bell Fundamental, who had the authority to trade so much of the Fund's equity as was allocated to it by the General Partner. During August of 2000, the general partner and commodity pool operator decided to close the Fund. All partners were paid out their distributive shares. About $25,000 was left in the Fund to cover expected costs to close out the Fund. Subsequent to the balance sheet date a residual check was paid to all partners of record on August 31, 2000.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Association of Securities Dealers, Inc., National Futures Association (the "NFA") and the states where the offering was made and secondary registration costs were accumulated, deferred and charged against the gross proceeds of offering at the respective closings. Recurring registration costs were charged to expense as incurred.

      Revenue Recognition - Commodity futures contracts were recorded on the trade date and were reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

      Market value of commodity futures contracts was based upon exchange or other applicable market best available closing quotations.

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

                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2000, 1999 and 1998, since the Fund has no debt nor pays federal income taxes. For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents.

2.    GENERAL PARTNER DUTIES

      The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, included executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

3.    THE LIMITED PARTNERSHIP AGREEMENT

      The Limited Partnership Agreement provided, among other things, that

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

                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998

3.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

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

      1% if such request is received during the nineteenth to twenty-fourth months.

      0% thereafter.

4.    FEES

      The Fund was charged the following fees on a monthly basis since the commencement of trading on November 14, 1996.

      A management fee of 4% (annual rate) of the Fund's net assets allocated to each CTA to trade was paid to each CTA and 2% of the Fund's net assets allocated to all CTA's was paid to the Fund's Corporate General Partners.

      An incentive fee of 15% of "new trading profits" was paid to each CTA. "New trading profits" included all income earned by a CTA and expense allocated to his activity. In the event that trading produced a loss, no incentive fees were paid and all losses were carried over to the following months until profits from trading exceed the loss. It was possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998

4.    FEES-CONTINUED

      The Fund paid fixed commissions of 12% (annual rate) of assets assigned to be traded, payable monthly, to the introducing broker affiliated with the General Partners. The Affiliated Introducing Broker paid the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which included the NFA and exchange fees.


5.    REALIZED GAIN ON EXCHANGE RATE FLUCTUATIONS

      Certain trades executed by the Fund were denominated in foreign currencies. Gains and losses on these transactions were recorded as futures trading gains or losses at the U. S. dollar equivalent on the date the trade was settled. Exchange rate fluctuation gain or loss was reflected when residual amounts of foreign currencies were reconverted to U. S. dollars.

6.    PLEDGED ASSETS

      The U. S. Treasury Obligations and cash in trading accounts were pledged as collateral for commodities trading on margin.


7.    CONCENTRATIONS OF CREDIT RISK

      The Fund maintained its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $136,800 on short positions at December 31, 1999. There were no open commodity contracts as of December 31, 2000 and 1998.

                      FREMONT FUND, LIMITED PARTNERSHIP
                       (An Indiana Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998

8.    OFF BALANCE SHEET RISK - CONTINUED

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain (loss) on open commodity future contracts at December 31, 1999 was $(4,125). There was no unrealized gain (loss) on open commodity futures contracts at December 31, 2000 and 1998.

9.    SUBSEQUENT EVENT - DISSOLUTION OF PARTNERSHIP

      As discussed in Note 1, the Fund closed trading in August 2000 and distributed out all but a residual amount of partner interests as part of a dissolution of the partnership. In March, 2001 after the final accounting for the fund all outstanding bills were paid and residual checks were sent out to the partners of record as of August 31, 2000. In accordance with generally accepted accounting principles, the books and records of the Fund have been adjusted for the subsequent event. Below is a proforma of the balance sheet as of December 31, 2000 (before the dissolution of the Fund).

           ASSETS

            Cash                                   $  24,808

           LIABILITIES AND PARTNERS' EQUITY

           LIABILITIES

            Accrued incentive fees payable         $   2,647
            Accrued accounting and professional
             fees payable                             17,236
            Residual partner redemptions payable       4,925

           Total Liabilities                          24,808

           PARTNERS' EQUITY

            Limited partners - (0 units)                   0
            General partner - (0 units)                    0

           Total Partners' Equity

           Total Liabilities and Partners' Equity   $ 24,808