Form 10-Q
period 2001-06-30
FREMONT FUND LTD PARTNERSHIP
filed 2001-08-16
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1996, 1997, 1998, and 1999 at Registration No. 33-96292 are
included herein by reference. No financial activity has occurred during the current fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of August 31, 2000, the General Partner caused the CTA to cease trading and allowed the Partners to redeem their Units of Limited Partnership Interest without penalty. The Registrant does not expect to engage in any future business other than to cause its dissolution pursuant to Indiana law.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) 	None    (b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                          Fremont Fund, Limited Partnership
                                     By Pacult Asset Management, Incorporated
                                     Its General Partner


                                     By: /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date: August 14, 2001