Form 10-Q
period 2001-09-30
FREMONT FUND LTD PARTNERSHIP
filed 2001-11-15
CIK 1000181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                          Fremont Fund, Limited Partnership
                                     By Pacult Asset Management, Incorporated
                                     Its General Partner


                                     By: /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date: November 15, 2001